Form 10-Q
period 1998-07-04
PEI HOLDINGS INC
filed 1998-08-14
CIK 1057053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark one)

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 4, 1998.

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to _______________________ .


Commission File Number                            333-49429-01

                                PEI Holding, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  943142033
--------------------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification Number)


2100 Commonwealth Blvd., Ste. 300, Ann Arbor, Michigan            48105
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                (734) 913-6600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
                 (Former name, address, and former fiscal year,
                          if changes since last report)


        Indicate whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                           Yes                           No    X
                                -----                        -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                  Number of common shares
               Class:                          outstanding as of August 4, 1998
   Common Stock                                          1,993,000

                                   FORM 10-Q

                               TABLE OF CONTENTS



    Part I:   Financial Information
         Item 1:  Condensed Consolidated Balance Sheets                                          3
                       at July 4, 1998 (unaudited) and December 31, 1997

                  Condensed Consolidated Statements of Operations                                4
                       Three months and six months ended July 4, 1998 (unaudited)
                       and July 5, 1997 (unaudited)

                  Condensed Consolidated Statements of Cash Flows                                5
                       Six months ended July 4, 1998 (unaudited) and
                       July 5, 1997 (unaudited)

                  Notes to Condensed Consolidated Financial Statements                           6


         Item 2:  Management's Discussion & Analysis of
                  Financial Condition and Results of Operations                                  11


    Part II:   Other Information                                                                 16

    Signatures                                                                                   17


                         PART I: FINANCIAL INFORMATION

                         ITEM 1: FINANCIAL STATEMENTS

                      PEI HOLDING, INC. AND SUBSIDIARIES
                 (INCLUDING PRESTOLITE ELECTRIC INCORPORATED)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                   July 4,                   December 31,
                                                                                    1998                         1997
                                                                              ------------------           ------------------
                                                                                 (unaudited)
Assets
    Current assets
          Cash                                                                          $ 7,819                        $ 455
          Accounts receivable, net of allowances                                         45,644                       26,326
          Inventories, net                                                               49,978                       24,687
          Deferred tax asset, net                                                         4,657                        3,226
          Prepaid and other current assets                                                4,256                          965
                                                                              ------------------           ------------------
                                   Total current assets                                 112,354                       55,659

     Property, plant and equipment, net                                                  60,778                       26,179
     Investments                                                                          4,597                        2,597
     Other long term assets                                                               7,155                        1,416
     Intangible assets                                                                    1,717                        2,834
                                                                              ==================           ==================
                                   Total assets                                       $ 186,601                     $ 88,685
                                                                              ==================           ==================


Liabilities
     Current liabilities
          Revolving credit                                                              $ 1,611                      $ 3,052
          Current portion of long-term debt and
             capital lease obligations                                                    1,719                        1,144
          Accounts payable                                                               25,807                       12,042
          Accrued liabilities                                                            36,604                       12,029
                                                                              ------------------           ------------------
                                   Total current liabilities                             65,741                       28,267

     Senior notes                                                                       125,000                            -
     Other long term debt, net of current maturities                                      1,009                       29,467
     Subordinated debt, net                                                                   -                        9,267
     Other non-current liabilities                                                        3,478                        1,034
     Deferred tax liability, net                                                          1,707                        1,707
                                                                              ------------------           ------------------
                                   Total liabilities                                    196,935                       69,742

Minority interest in Argentina subsidiary                                                    38                            -
Stockholders' equity
     Common stock, par value $.01, 5,000,000 shares authorized,
        3,303,000 shares issued and outstanding at July 4, 1998
        and December 31, 1997, respectively                                                   2                            2
     Paid-in capital                                                                     16,623                       16,623
     Stock warrants                                                                           -                        3,239
     Retained earnings (accumulated deficit)                                             (1,441)                        (634)
     Notes receivable, employees' stock purchase                                           (559)                        (346)
     Foreign currency translation adjustment                                               (548)                         379
     Treasury stock, 1,310,000 and 32,000 shares on July 4, 1998
        and December 31, 1997, respectively                                             (24,449)                        (320)
                                                                              ------------------           ------------------
                                   Total stockholders' equity                           (10,372)                      18,943
                                                                              ------------------           ------------------
                Total liabilities and stockholders' equity                            $ 186,601                     $ 88,685
                                                                              ==================           ==================

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                      PEI HOLDING, INC. AND SUBSIDIARIES
                 (INCLUDING PRESTOLITE ELECTRIC INCORPORATED)
           CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                     (in thousands, except share amounts)

                                                      For the three months ended      For the six months ended
                                                      --------------------------      ------------------------

                                                        July 4,       July 5,        July 4,        July 5,
                                                         1998          1997           1998           1997
                                                    -----------    -----------    -----------    -----------
Net sales                                           $    72,848    $    43,216    $   147,373    $    87,518
Cost of goods sold                                       57,888         34,944        117,919         70,290
                                                    -----------    -----------    -----------    -----------
       Gross profit                                      14,960          8,272         29,454         17,228

Selling, general and administrative                       9,832          5,832         19,638         11,461
Costs associated with option repurchase                    --             --            2,101           --
Restructuring charge                                       --             --              980           --
                                                    -----------    -----------    -----------    -----------
       Operating income                                   5,128          2,440          6,735          5,767

Other expense (income)                                     (436)           (41)          (522)           (21)
Interest expense                                          3,245          1,403          6,526          2,836
                                                    -----------    -----------    -----------    -----------
       Income from continuing operations before
          extraordinary loss and income taxes             2,319          1,078            731          2,952

Provision for income taxes                                  869            474            263          1,220
                                                    -----------    -----------    -----------    -----------
       Income from continuing operations                  1,450            604            468          1,732

Income from discontinued operation, net                    --               73           --               98
Extraordinary loss, net of taxes of $716                   --             --            1,275           --
                                                    -----------    -----------    -----------    -----------
       Net income (loss)                                  1,450            677           (807)         1,830

       Other comprehensive income (expense):
          Foreign currency translation adjustment          (968)           189           (927)           (36)
                                                    -----------    -----------    -----------    -----------
       Comprehensive income (expense)               $       482    $       866    $    (1,734)   $     1,794
                                                    ===========    ===========    ===========    ===========


Basic earnings per common share
    Income from continuing operations               $      0.73    $      0.18    $      0.22    $      0.50
    Discontinued operations                                --             0.02           --             0.03
    Extraordinary item                                     --             --            (0.59)          --
                                                    -----------    -----------    -----------    -----------
    Net income (loss)                               $      0.73    $      0.20    $     (0.37)   $      0.53
                                                    ===========    ===========    ===========    ===========

Diluted earnings per common share
    Income from continuing operations               $      0.73    $      0.17    $      0.22    $      0.47
    Discontinued operations                                --             0.02           --             0.03
    Extraordinary item                                     --             --            (0.59)          --
                                                    -----------    -----------    -----------    -----------
    Net income (loss)                               $      0.73    $      0.19    $     (0.37)   $      0.50
                                                    ===========    ===========    ===========    ===========

Basic shares outstanding                              1,993,000      3,450,740      2,160,774      3,450,740
Dilutive shares outstanding                           2,103,860      3,655,180      2,284,495      3,655,180

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                      PEI HOLDING, INC. AND SUBSIDIARIES
                 (INCLUDING PRESTOLITE ELECTRIC INCORPORATED)
          CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       For the six months ended
                                                                                       ------------------------
                                                                                    July 4,                 July 5,
                                                                                      1998                    1997
                                                                              ----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                    $   (807)                $ 1,830
Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Cash provided by (used in) discontinued operations                                1,548                  (2,553)
      Loss (gain) on sale of property, plant, and equipment                              (122)                     14
      Compensation expense related to options                                           2,101                       -
      Depreciation and amortization                                                     5,877                   2,741
      Deferred taxes                                                                   (1,431)                    624
      Loss on debt extinguishment                                                       1,991                       -
      Changes in working capital items:                                                 3,707                  (4,396)
                                                                             -----------------       -----------------
                    Net cash provided by operating activities                          12,864                  (1,740)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                   (5,557)                 (2,155)
Proceeds from disposal of fixed assets                                                     12                       -
Investment in affiliates                                                               (1,500)                      -
Acquisition of Lucas businesses                                                       (48,209)                      -
                                                                             -----------------       -----------------
                    Net cash provided by investing activities                         (55,254)                 (2,155)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of senior notes                                                125,000                       -
Debt repaid in acquisition of Lucas businesses                                          3,227                       -
Net increase (decrease) in revolving credit                                            (1,377)                  9,026
Redemption of subordinated notes                                                      (10,000)                      -
Payments on acquisition payable to Hobart                                                   -                  (1,289)
Payments on long term debt                                                            (31,146)                 (3,565)
Purchase of stock and warrants                                                        (27,692)                      -
Payments on deferred compensation                                                           -                     (35)
Payments of capital lease obligations and other obligations                               (33)                   (115)
Purchase of treasury stock and options                                                 (2,203)                      -
Debt refinancing costs                                                                 (5,785)                      -
                                                                             -----------------       -----------------
                    Net cash from financing activities                                 49,991                   4,022

Effect of exchange rate changes on cash                                                  (237)                     (3)
                                                                             -----------------       -----------------
Net increase (decrease) in cash                                                         7,364                     124
Cash - beginning of period                                                                455                   1,203
                                                                             =================       =================
Cash - end of period                                                                 $  7,819                 $ 1,327
                                                                             =================       =================

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                      PEI HOLDING, INC. AND SUBSIDIARIES
                 (Including PRESTOLITE ELECTRIC INCORPORATED)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  GENERAL INFORMATION

PEI Holding, Inc. conducts all of its operations through its wholly-owned principal subsidiary, Prestolite Electric Incorporated. There are no material differences between the financial statements of PEI Holding, Inc. and Prestolite Electric Incorporated (collectively, "the Company" or "Prestolite").

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with Rule 10-01 of Regulation S-X and have been prepared on a consistent basis with the Company's audited financial statements for the year ended December 31, 1997. These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim period presented.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements and notes thereto and other material included in the Prospectus dated June 26, 1998 (the "Prospectus"). The year-end 1997 condensed balance sheet data was derived from the Company's audited financial statements, but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the six- and three-month periods ended July 4, 1998 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

The equity securities of PEI Holding, Inc. are held by Genstar Capital Corporation and Company management.

NOTE 2:  ACQUISITION, SHARE REPURCHASE, AND REFINANCING

On January 22, 1998 Prestolite acquired three business units from a subsidiary of Lucas Varity, plc. ("the Lucas Acquisition") for approximately $41.3 million in cash, the assumption of approximately $7.1 million in debt and certain future payments, some of which are contingent. On the same day, Prestolite Electric Incorporated completed the offering of $125 million of 9.625% Senior Notes due 2008 (the "Notes"). The proceeds of the Notes were used to fund the Lucas Acquisition, to repay approximately $42 million of outstanding indebtedness, and to pay approximately $29.7 million for the repurchase of PEI Holding, Inc. common stock plus warrants and options to purchase common stock. These transactions are more fully described in the Prospectus.

In conjunction with these transactions, the Company recorded expense of $2,101,000 for the repurchase of options and an extraordinary item of $1,275,000 net-of-tax benefit in the first quarter of 1998. The extraordinary item covered, on a pre-tax basis, $728,000 of fees associated with the prepayment of previously-existing debt; $335,000 for the write-off of unamortized financing costs; $733,000 to write off the unamortized discount on subordinated debt; and $195,000 related to the repurchase of warrants. As described in Note 6, the Company recorded a $980,000 restructuring charge in the first quarter related to costs anticipated to be incurred at the Company's existing facilities as a result of the Lucas Acquisition.

In the second quarter, the Company finalized the purchase price adjustments with Lucas Varity, plc in connection with the Lucas Acquisition. The adjustment resulted in a reduction in the purchase price of $1.9 million, with $0.5 million of this adjustment applied to the amount payable in August 1998 upon the exercise of an option to purchase substantially all the remaining shares of the acquired Lucas business unit in Argentina. Professional fees and associated costs incurred in connection with the Lucas Acquisition in the first half of 1998 were $2.1 million.

Results for the first half of 1998 are recorded as though the Lucas Acquisition was completed on January 1, 1998, and an imputed interest cost of $213,000 was charged to interest expense for the period from January 1 to January 22. The Lucas Acquisition has been accounted for as a purchase and a preliminary allocation of the purchase price has been made in accordance with Accounting Principals Board Opinion 16. The purchase price allocation will be completed by the end of the year and will likely change from that included in the accompanying statements.

Pro forma unaudited consolidated operating results for the Company for the second quarter and first six months of 1997 as though the Lucas Acquisition had been consummated on January 1, 1997 are summarized below. Pro forma adjustments include only the addition of the results of the acquired business units and do not reflect anticipated efficiencies in operations. These results are not necessarily indicative of future results of operations nor are they indicative of the results of historical operations had the acquisitions been consummated as of the assumed dates. These results also reflect the 20-for-one stock split effective March 31, 1998.

                                             Second Quarter                First Six Months
                                          ---------------------            -----------------
Net Sales, in thousands                               $ 78,734                    $ 153,255
Net Income, in thousands                                 $ 540                        $ 106
Earnings (Loss) per Share
         Basic                                           $0.16                        $0.03
         Diluted                                         $0.15                        $0.03

NOTE 3:  INVENTORIES

Inventories are summarized as follows (in thousands of dollars):

                                                                 As of                   As of
                                                               July 4,             December 31,
                                                                  1998                     1997
                                                       ----------------          ---------------
Raw Material                                                  $ 14,533                 $  9,027
Work in Process                                                 16,397                    6,096
Finished Goods                                                  19,048                    9,564
                                                       ----------------          ---------------
        Total                                                 $ 49,978                 $ 24,687
                                                       ================          ===============

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following (in thousands of dollars):

                                                                  As of                   As of
                                                                July 4,            December 31,
                                                                   1998                    1997
                                                       ----------------          ---------------
Land & Buildings                                               $ 22,544                $ 13,611
Machinery & Equipment                                            60,748                  31,461
Construction in Progress                                          2,502                   1,276
                                                       ----------------          ---------------
        Total, at Cost                                           85,794                  46,348
Accumulated Depreciation                                        (25,016)                (20,169)
                                                       ----------------          ---------------
Net                                                            $ 60,778                $ 26,179
                                                       ================          ===============

NOTE 5:  DEBT

In connection with the Lucas Acquisition, share repurchase, and refinancing discussed in Note 2, Prestolite Electric Incorporated issued $125 million of 9.625% Senior Notes due 2008 (the "Notes"). The Notes pay interest semi-annually and mature on February 1, 2008 but may be redeemed earlier at the Company's option under conditions specified in the indenture pursuant to which the Notes were issued. The notes are senior unsecured obligations of Prestolite Electric Incorporated, are fully and unconditionally guaranteed on a senior basis by PEI Holding, Inc., and are subordinated to secured credit facilities (to the extent of the value of the assets securing such indebtedness) of Prestolite Electric Incorporated, including its existing credit facility referred to below, and are structurally subordinated to indebtedness of any subsidiary of Prestolite Electric Incorporated, including indebtedness of its United Kingdom subsidiary. The Notes are more fully described in the Prospectus.

On January 22, 1998 Prestolite Electric Incorporated entered into a new financing agreement with the U.S. bank that had previously been Prestolite Electric Incorporated's U.S. senior debt provider for up to $23 million of borrowings at the bank's prime rate, secured by the U.S. receivables and inventory of Prestolite Electric Incorporated. On January 28, the Company's United Kingdom subsidiary entered into an interim borrowing agreement with an affiliate of the U.K. bank that had previously been the Company's U.K. debt provider. On April 21 that interim agreement was replaced with an agreement providing for up to (Pounds)7 million (approximately $11.6 million based on exchange rates of 1.657 $/Pound) of borrowings at the U.K. bank's base rate plus 1.75%, secured by the receivables of the United Kingdom subsidiary. In addition, the Company's Argentina subsidiary has borrowing arrangements with several banks secured by certain assets of the Company's Argentina subsidiary.

Debt is summarized as follows (in thousands of dollars):

                                                                       As of                        As of
                                                                     July 4,                 December 31,
                                                                        1998                         1997
                                                             ----------------             ----------------
U.S. Bank Debt                                                   $     1,488                  $    28,588
U.K. Bank Debt                                                           169                        3,785
Argentine Bank Debt                                                    1,400                            -
Senior Notes                                                         125,000                            -
Subordinated Debt                                                          -                       10,000
Unamortized Discount on Subordinated Debt                                  -                         (733)
Capital Lease Obligations                                                985                          942
Other Debt                                                               297                          348
                                                             ----------------             ----------------
       Total                                                         129,339                       42,930
Current Maturities                                                     3,330                        4,196
                                                             ----------------             ----------------
   Long Term Debt                                                $   126,009                   $   38,734
                                                             ================             ================

NOTE 6:  RESTRUCTURING

During 1997, the Company's board of directors approved a restructuring plan for the Company's facility in Leyland, England, contingent upon completion of the Lucas Acquisition. This plan was announced during the first quarter of 1998 and includes moving production of certain products from the Leyland facility to a facility in the United Kingdom acquired as part of the Lucas Acquisition. A restructuring charge of $980,000 for employee severance costs was accrued and charged to operations during the first quarter of 1998. During the first half of 1998, the Company charged $353,000 against this accrual. The entire amount is expected to be spent by the end of 1998.

As of the date of the Lucas Acquisition, management had begun to assess and formulate restructuring plans related to operations acquired in the Lucas Acquisition. These plans will include employee reductions and may include a plant closure. Not all portions of the plan have been completed and approved as of July 4, 1998. An accrual of $8,220,000 was established as a purchase accounting adjustment related to these restructuring actions. Severance payments of $2.3 million were made to employees and charged to this accrual during the first half of 1998. Completion and approval of the restructuring plans for these operations are expected by the end of 1998. The accrual will be adjusted accordingly as a purchase price adjustment.

NOTE 7:  INVESTMENTS

On June 24, 1998, the Company agreed to license certain alternator technology from Ecoair Corp. ("Ecoair"). In addition, the Company purchased 66,667 shares of Ecoair common stock for $1 million, and agreed to purchase an additional 33,333 shares for $500,000 on each of December 24, 1998 and June 24, 1999. Prior to the Prestolite purchase, Ecoair had 1,347,646 shares and options to purchase 500,758 shares outstanding. The Company also received an option to increase its ownership of Ecoair to 20% at varying prices through June, 2000.

On July 2, 1998, the Company agreed to form a joint venture with Daewoo Heavy Industries Ltd. ("Daewoo"). The joint venture, to be owned 50% by Prestolite and 50% by Daewoo, is expected to produce material handling motors at a plant in Inchon, South Korea. Daewoo is required to contribute to the joint venture $500,000 of cash plus certain equipment currently used by Daewoo to produce material handling motors. Prestolite is required to contribute $500,000 of cash and to provide certain technology to the joint venture. In addition, Prestolite and Daewoo have each agreed to provide loans of up to $700,000 to the joint venture or to guarantee loans of that amount made by the joint venture if such borrowings are deemed necessary by the joint venture. Daewoo has agreed to purchase from the joint venture substantially all of the material handling motors required by its Industrial Vehicle division, located in South Korea.

              ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

OVERVIEW

PEI Holding, Inc., through its operating subsidiary Prestolite Electric Incorporated, manufactures alternators, starter motors, direct current motors, battery chargers, and switching devices. These are supplied under the Prestolite, Leece-Neville, Hobart, Lucas, and Butec brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. "Hobart" is used under license from a subsidiary of Illinois Tool Works, Inc. "Lucas" is used under license from a subsidiary of LucasVarity plc.

Most of the Company's products are component parts used on diesel engines, automobiles and electric vehicles. These components are sold to both aftermarket and original equipment ("OEM") customers. The Company sells its products to a variety of markets, in terms of both end-use and geography.

In January 1998, Prestolite acquired three businesses from a subsidiary of LucasVarity plc. These businesses operate in England, South Africa, and Argentina (collectively, the "Lucas Acquisition"). As summarized in Note 2 to the financial statements and described more fully in the Prospectus, these businesses were purchased for approximately $41.3 million in cash, the assumption of $7.1 million in debt, and certain future obligations. Those future obligations include an anticipated payment of $766,000 in August, 1998; payments of approximately $2 million during 1998 for inventory and transition assistance in the United Kingdom; and up to $19 million contingent on certain events in Argentina. Including the sales of the acquired businesses, more than half of the Company's sales are outside the United States.

The acquisition was financed from the sale of $125 million of 9.625% senior notes due 2008, issued under Rule 144A of the Securities Act of 1933, as amended. Proceeds from the 144A offering were also used to repay existing debt in the United States and United Kingdom, to repurchase all of the warrants issued to holders of the Company's subordinated debt, to repurchase 40% of the common stock held by Genstar Capital Corporation, to repurchase 8.5% of the common stock and 40% of the options held by management. The total cost associated with the repurchase of these securities was approximately $29.7 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 4, 1998 COMPARED TO THREE MONTHS ENDED JULY 5, 1997.

Net sales for the three months ended July 4, 1998 were $72.8 million, an increase of $29.6 million or 68.6% from the $43.2 million recorded in the second quarter of 1997. The Lucas Acquisition was responsible for an increase in net sales of $30.4 million, more than the total net sales increase. Compared to pro forma results including the Lucas Acquisition for the second quarter of 1997, net sales declined by $5.9 million, approximately 7.5%. Sales of military alternators in North America declined by $1.9 million; sales in the U.K. declined by $2.9 million; and sales in Argentina declined by $2.4 million from the second quarter of 1997. Sales in most other product and geographic markets were about equal to or slightly above 1997 second quarter levels.

Gross profit was $15.0 million in the second quarter of 1998 or 20.5% of net sales. This compares to $8.3 million or 19.1% of net sales recorded for the second quarter of 1997. On a pro forma basis to include the Lucas Acquisition, gross profit in the second quarter of 1997 was $14.5 million or 18.5% of net sales. Lower material costs, improved labor productivity, and a shift in sales toward higher margin products all contributed to the improvement from the second quarter 1997 gross profit percentage, both as reported and as pro forma to include the Lucas Acquisition.

Selling, general, and administrative expense was $9.8 million or 13.5% of net sales for the second quarter of 1998, an increase of 69% from the $5.8 million or 13.5% of net sales recorded in the second quarter of 1997, but a decrease of $523,000 from $10.4 million or 13.2% of net sales in the second quarter of 1997 on a pro forma basis to include the Lucas Acquisition. Reductions in selling, general, and administrative expenses in the second quarter of 1998 as compared with the pro forma results reflect the initial benefits of the integration of the Lucas Acquisition.

As the result of the factors discussed above, operating income in the second quarter of 1998 was $5.1 million, or 7.0% of net sales, versus $2.4 million, or 6.0% of net sales, recorded in the second quarter of 1997 and $4.0 million, or 5.1% of net sales, in the second quarter of 1997 on a pro forma basis to include the Lucas Acquisition. Other income was $436,000 in the second quarter of 1998 versus $41,000 recorded in the second quarter of 1997. For the second quarter of 1998 other income consisted primarily of interest income, a workers compensation refund, and the proceeds from the sale of certain emissions credits, partly offset by loss on the sale of fixed assets and pension expense for inactive defined benefit pension plans. For the pro forma second quarter of 1997, other income consisted primarily of interest income.

Interest expense was $3.2 million in the second quarter of 1998 compared to $1.4 million recorded in the second quarter of 1997. The increase in interest expense resulted from the increase in debt caused by the offering of $125.0 million of senior notes in January 1998, the proceeds of which were used to finance the Lucas Acquisition and the repurchase of shares, options, and warrants in the first quarter of 1998. Interest expense for the second quarter of 1997, pro forma as though the issuance of the senior notes and the use of proceeds as described above had occurred at the beginning of 1997, was also
$3.2 million.

The provision for income taxes was $869,000 for the second quarter of 1998, 37.4% of income from continuing operations before taxes and the extraordinary item. This compares to $474,000 of income taxes recorded in the second quarter of 1997, 44% of income from continuing operations before the extraordinary item. The recorded 1997 tax rate was higher because of the fixed component of taxes and certain U.S. state taxes. On a pro forma basis, the provision for income taxes was $467,000 or 50% of income from continuing operations before taxes and the extraordinary item. The pro forma provision for income taxes does not include any tax benefit related to the Argentina loss of that period.

SIX MONTHS ENDED JULY 4, 1998 COMPARED TO SIX MONTHS ENDED JULY 5, 1997

Net sales for the six months ended July 4, 1998 were $147.4 million, an increase of $59.9 million or 68.4% from the $87.5 million recorded in the first half of 1997. The Lucas Acquisition was responsible for an increase in net sales of approximately $63 million, more than the total net sales increase. Compared to pro forma results including the Lucas Acquisition for the first half of 1997, net sales declined by $5.9 million, approximately 3.8%. Sales of military alternators in North America declined by $4.0 million; sales in the United Kingdom declined by $1.9 million; and sales in Argentina declined by $1.8 million from the first half of 1997. These declines were partly offset by a $1.3 million increase in original equipment commercial alternator sales and a $1.0 million increase in battery charger sales, both in North America.

Gross profit was $29.5 million in the first half of 1998 or 20.0% of net sales. This compares to $17.2 million or 19.7% of net sales recorded for the first half of 1997. On a pro forma basis to include the Lucas Acquisition, gross profit in the first six months of 1997 was $28.7 million or 18.7% of net sales. Lower material costs, improved labor productivity, and a shift in sales toward higher margin products all contributed to the improvement from the first half of 1997 gross profit percentage both as reported and as pro forma to include the Lucas Acquisition.

Selling, general, and administrative expense was $19.6 million or 13.3% of net sales for the first half of 1998, an increase of 71.2% from the $11.5 million or 13.1% of net sales recorded in the first half of 1997, but a decrease of $1,516,000 from $21.2 million or 13.8% of net sales in the first half of 1997 on a pro forma basis to include the Lucas Acquisition. Reductions in selling, general, and administrative expenses in the first half of 1998 as compared with the pro forma results reflect the initial benefits of the integration of the Lucas Acquisition.

As discussed in notes 2 and 6 to the condensed consolidated financial statements, the Company recorded a $2.1 million charge in the first quarter of 1998 to record the repurchase of 40% of the stock options outstanding. The Company also recorded a charge of $980,000 to cover restructuring activities at the existing Prestolite facility in Leyland, England. This charge relates to severance costs to be paid in conjunction with the transfer of certain activities from the existing Prestolite facility in Leyland, England, to a facility acquired as part of the Lucas Acquisition. The Leyland facility will remain in operation with employment levels lower than those that previously existed; the severance costs are expected to be paid by the end of 1998. Pro forma results for 1997 include redundancy costs of $455,000 incurred by the former Lucas operations in England and Argentina.

As the result of the factors discussed above, operating income in the first half of 1998 was $6.7 million, or 4.6% of net sales, versus $5.8 million, or 6.6% of net sales, recorded in the first half of 1997 and $7.0 million, or 4.6% of net sales, in the first half of 1997 on a pro forma basis to include the Lucas Acquisition. Other income was $522,000 in the first half of 1998 versus $21,000 recorded in the first half of 1997. For the first half of 1998 other income consisted primarily of interest income, a workers compensation refund, and the proceeds from the sale of certain emissions credits, partly offset by loss on the sale of fixed assets and pension expense for inactive defined benefit pension plans. For the pro forma first half of 1997, other income consisted primarily of interest income.

Interest expense was $6.5 million in the first half of 1998 compared to $2.8 million recorded in the first half of 1997. The increase in interest expense resulted from the increase in debt caused by the offering of $125.0 million of senior notes in January 1998, the proceeds of which were used to finance the Lucas Acquisition and the repurchase of shares, options, and warrants in the first quarter of 1998. Interest expense for the first half of 1997, pro forma as though the issuance of the senior notes and the use of proceeds as described above had occurred at the beginning of 1997, was $6.4 million.

The net provision for income taxes was $263,000 for the first half of 1998, 36.0% of income from continuing operations before taxes and the extraordinary item. This compares to $1.2 million of income taxes recorded in the first half of 1997, 41.4% of income from continuing operations before taxes and the extraordinary item. The recorded 1997 tax rate was higher because of the fixed component of taxes and certain U.S. state taxes. On a pro forma basis, the provision for income taxes was $880,000 or 99% of income from continuing operations before taxes and the extraordinary item. The pro forma provision for income taxes does not include any tax benefit related to the Argentina loss of that period.

In conjunction with the refinancing and repurchase of shares, options, and warrants, Prestolite recorded an extraordinary item of $1.3 million net-of-tax in the first quarter of 1998. On a pre-tax basis this charge covered $728,000 in debt prepayment fees, $335,000 for the write-off of unamortized financing costs, $733,000 to write-off the unamortized discount on subordinated debt, and $195,000 related to the repurchase of the warrants.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities during the first half of 1998 was $12.8 million (including $2.7 million spent on redundancy costs during the period and charged to the reserve established in connection with the Lucas Acquisition). For the second quarter of 1998, capital spending totaled $2.9 million, as compared with total capital spending of $2.5 million in the second quarter of 1997. Capital spending at the Company's North American locations was $2.3 million in the second quarter of 1998 as compared to $1.2 million in the second quarter of 1997, an increase of $1.0 million. Capital spending at the ongoing Prestolite United Kingdom facilities was $0.3 million in the second quarter of 1998, an increase of $0.1 million from the $0.2 million spent at those locations in 1997. Capital spending at the locations acquired during the Lucas Acquisition was $0.3 million for the second quarter of 1998, compared to $1.1 million for the second quarter 1997. Capital spending in the first half of 1998 was $5.6 million, as compared with total capital spending of $4.5 million in the first half of 1997. Capital spending at the ongoing Prestolite facilities was $4.2 million, an increase of $2.0 million from the $2.2 million spent in the first half of 1997. Capital spending at the facilities acquired in the Lucas Acquisition was $1.4 million in the first half of 1998, compared to $2.3 million for the first half of 1997. Capital expenditures for the remainder of 1998 are expected to be approximately $5.4 million. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable the Company to manufacture new products, and expenditures related to improving the Company's manufacturing infrastructure in connection with realignment of certain manufacturing operations of the business acquired in the Lucas Acquisition.

Debt, net of cash, increased from $42.4 million at December 31, 1997 to $121.5 million at July 4, 1998 (a decrease of $3.5 million from the April 4, 1998 level of $125.0 million). That increase, partially offset by the positive cash flow from operations of $12.8 million (net of $2.7 million spent for redundancy costs during the first half of 1998 and charged to the reserve established in connection with the Lucas Acquisition), was due to the issuance of 125.0 million of senior notes on January 22, 1998 and the use of part of the proceeds of such offering to effect the Lucas Acquisition, refinance existing indebtedness, and repurchase securities from holders and management. As of July 4, 1998 additional debt outstanding in Argentina and the United Kingdom was offset by cash balances in South Africa and the United States. The Company had revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $18.5 million and $8.3 million ((Pounds)5.0 million) were available based on the July 4, 1998 levels of receivables (U.S. and U.K.) and inventory (U.S. only) which are pledged to support that debt.

The Company's liquidity needs are expected to consist primarily of working capital needs and scheduled payments of principal and interest on its indebtedness, including the senior notes and any indebtedness that may be outstanding from time to time under its U.S. and U.K. revolving credit facilities. The Company's short-term liquidity needs, including a portion of the one-time costs associated with the Lucas Acquisition and joint venture agreements, are expected to be provided by: (i) existing cash balances; (ii) operating cash flows; and (iii) borrowings under the Company's U.S. and U.K. revolving credit facilities. The Company expects to fund its long term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities and bank borrowings. The Company believes that cash flows from operations, its existing cash balances and amounts available under its U.S. and U.K. revolving credit facilities will be adequate to meet the Company's anticipated requirements for working capital, planned capital expenditures, investments, and principal and interest payments on debt for at least the next twelve months. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains, in addition to historical information, forward-looking statements that involve certain risks and uncertainties. These risks include, but are not limited to, risks associated with the uncertainty of future financial results, acquisitions, additional financing requirements, development of new products and services, the effect of competitive products or pricing, the effect of economic conditions and other uncertainties detailed in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this Form 10-Q. The Company's actual results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K.

              The Company has not filed any reports on Form 8-K during the quarterly period ended July 4, 1998.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 1998                     By:  /s/ KENNETH C. CORNELIUS
      ---------------                          ------------------------
                                                 Kenneth C. Cornelius
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)