Form 10-Q
period 1998-10-03
PEI HOLDINGS INC
filed 1998-11-13
CIK 1057053

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 3, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from
                                                            ---------------
        to                        .
           -----------------------


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
      Class:                           outstanding as of November 11, 1998
   Common Stock                                     1,993,000

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I:   Financial Information

    Item 1: Condensed Consolidated Balance Sheets
            at October 3, 1998 (unaudited) and December 31, 1997                             3

            Condensed Consolidated Statements of Operations                                  4
                Three months and nine months ended October 3, 1998 (unaudited)
                and October 4, 1997 (unaudited)

            Condensed Consolidated Statements of Cash Flows                                  5
                Nine months ended October 3, 1998 (unaudited) and
                October 4, 1997 (unaudited)

            Notes to Condensed Consolidated Financial Statements                             6

    Item 2: Management's Discussion & Analysis of
            Financial Condition and Results of Operations                                   11

Part II:   Other Information                                                                16

Signatures                                                                              17

                         PART I: FINANCIAL INFORMATION

                         ITEM 1: FINANCIAL STATEMENTS

                      PEI HOLDING, INC. AND SUBSIDIARIES
                 (INCLUDING PRESTOLITE ELECTRIC INCORPORATED)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                  October 3,         December 31,
                                                                     1998               1997
                                                                 (unaudited)
                                                                 -----------        -------------
Assets
  Current assets
    Cash                                                          $  2,119           $   455
    Accounts receivable, net of allowances                          49,311            26,326
    Inventories, net                                                47,954            24,687
    Deferred tax asset, net                                          4,588             3,226
    Prepaid and other current assets                                 2,905               965
                                                                  --------           -------
       Total current assets                                        106,877            55,659

  Property, plant and equipment, net                                61,049            26,179
  Investments                                                        5,137             2,597
  Other long term assets                                             7,048             1,416
  Intangible assets                                                  2,406             2,834
                                                                  ========           =======
       Total assets                                               $182,517           $88,685
                                                                  ========           =======
Liabilities
  Current liabilities
    Revolving credit                                              $  5,978           $ 3,052
    Current portion of long-term debt and
     capital lease obligations                                         694             1,144
    Accounts payable                                                25,795            12,042
    Accrued liabilities                                             27,058            12,029
                                                                  --------           -------
       Total current liabilities                                    59,525            28,267

  Senior notes                                                     125,000                 -
  Other long term debt, net of current maturities                    1,162            29,467
  Subordinated debt, net                                                 -             9,267
  Other non-current liabilities                                      3,913             1,034
  Deferred tax liability, net                                        1,707             1,707
                                                                  --------           -------
       Total liabilities                                           191,307            69,742

Minority interest in Argentina subsidiary                               38                 -
Stockholders' equity
  Common stock, par value $.01, 5,000,000 shares authorized,
   3,303,000 shares issued and outstanding at July 4, 1998
   and December 31, 1997, respectively                                   2                 2
  Paid-in capital                                                   16,623            16,623
  Stock warrants                                                         -             3,239
  Retained earnings (accumulated deficit)                             (762)             (634)
  Notes receivable, employees' stock purchase                         (559)             (346)
  Foreign currency translation adjustment                              317               379
  Treasury stock, 1,310,000 and 32,000 shares on July 4, 1998
   and December 31, 1997, respectively                             (24,449)             (320)
                                                                  --------           -------
       Total stockholders' equity                                   (8,828)           18,943
                                                                  --------           -------
    Total liabilities and stockholders' equity                    $182,517           $88,685
                                                                  ========           =======

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                      PEI HOLDING, INC. AND SUBSIDIARIES
                 (INCLUDING PRESTOLITE ELECTRIC INCORPORATED)
           CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                     (in thousands, except share amounts)

                                             For the three months ended    For the nine months ended
                                             ---------------------------  ---------------------------
                                              October 3,    October 4,     October 3,     October 4,
                                                1998          1997           1998           1997
                                             ------------  ------------   ------------   -----------
Net sales                                         $70,450       $41,516       $217,823      $129,034
Cost of goods sold                                 56,198        33,802        174,117       107,092
                                             ------------  ------------   ------------   -----------
  Gross profit                                     14,252         7,714         43,706        24,942

Selling, general and administrative                 9,732         6,112         29,370        17,573
Costs associated with option repurchase                --            --          2,101            --
Restructuring charge                                   --            --            980            --
                                             ------------  ------------   ------------   -----------
  Operating income                                  4,520         1,602         11,255         7,369

Other expense (income)                                 47           338           (475)          317
Interest expense                                    3,425         1,378          9,951         4,214
                                             ------------  ------------   ------------   -----------

  Income from continuing operations before
   extraordinary loss and income taxes              1,048          (114)         1,779         2,838

Provision for income taxes                            369          (240)           632           981
                                             ------------  ------------   ------------   -----------
  Income from continuing operations                   679           126          1,147         1,857

Income from discontinued operation, net                --        (1,771)            --        (1,672)
Extraordinary loss, net of taxes of $716               --            --          1,275            --
                                             ------------  ------------   ------------   -----------
  Net income (loss)                                   679        (1.645)          (128)          185

  Other comprehensive income (expense):
    Foreign currency translation adjustment           865          (251)           (62)         (287)
                                             ------------  ------------   ------------   -----------
  Comprehensive income (expense)                  $ 1,544       $(1,896)      $   (190)     $   (102)
                                             ============  ============   ============   ===========

Basic earnings per common share
  Income from continuing operations               $  0.34       $ 0.04        $   0.54      $   0.54
  Discontinued operations                              --        (0.51)             --         (0.48)
  Extraordinary item                                   --           --           (0.59)           --
                                             ------------  ------------   ------------   -----------
  Net income (loss)                               $  0.34       $(0.47)       $  (0.07)     $   0.06
                                             ============  ============   ============   ===========

Diluted earnings per common share
  Income from continuing operations               $  0.34       $ 0.03        $   0.54      $   0.51
  Discontinued operations                              --        (0.48)             --         (0.46)
  Extraordinary item                                   --           --           (0.61)           --
                                             ------------  ------------   ------------   -----------
  Net income (loss)                               $  0.34       $(0.45)       $  (0.07)     $   0.05
                                             ============  ============   ============   ===========

Basic shares outstanding                        1,993,000    3,450,740       2,105,052     3,450,740
Dilutive shares outstanding                     2,103,860    3,655,180       2,224,501     3,655,180

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                      PEI HOLDING, INC. AND SUBSIDIARIES
                 (INCLUDING PRESTOLITE ELECTRIC INCORPORATED)
           CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                       For the nine months ended
                                                                   --------------------------------
                                                                      October 3,        October 4,
                                                                        1998              1997
                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                   $   (128)         $    185
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Cash provided by (used in) discontinued operations                   1,603            (1,331)
  Loss (gain) on sale of property, plant, and equipment                 (236)            1,879
  Compensation expense related to options                              2,101                 -
  Depreciation and amortization                                        9,015             4,115
  Deferred taxes                                                      (1,431)             (100)
  Loss on debt extinguishment                                          1,991                 -
  Changes in working capital items:                                   (4,239)           (5,516)
                                                                    --------          --------
    Net cash provided by operating activities                          8,676              (768)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                  (7,806)           (4,321)
Proceeds from disposal of fixed assets                                    18             1,144
Net proceeds from disposal of discontinued operations                      -             7,224
Investment in affiliates                                              (2,640)                -
Acquisition of Lucas businesses                                      (49,943)                -
                                                                    --------          --------
    Net cash provided by investing activities                        (60,371)            4,047

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of senior notes                               125,000                 -
Debt repaid in acquisition of Lucas businesses                         3,227                 -
Net increase (decrease) in revolving credit                            2,990             7,275
Redemption of subordinated notes                                     (10,000)                -
Payments on acquisition payable to Hobart                                  -            (4,175)
Payments on long term debt                                           (32,146)           (5,920)
Purchase of stock and warrants                                       (27,692)                -
Payments on deferred compensation                                          -              (155)
Payments of capital lease obligations and other obligations             (173)              (63)
Purchase of treasury stock and options                                (2,203)              (54)
Debt refinancing costs                                                (5,785)                -
                                                                    --------          --------
    Net cash from financing activities                                53,218            (3,092)

Effect of exchange rate changes on cash                                  141                23
                                                                    --------          --------
Net increase (decrease) in cash                                        1,664               210
Cash - beginning of period                                               455               794
                                                                    ========          ========
Cash - end of period                                                $  2,119          $  1,004
                                                                    ========          ========

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with Rule 10-01 of Regulation S-X and have been prepared on a consistent basis with the Company's audited financial statements for the year ended December 31, 1997. These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim period presented. Prior period amounts have been reclassified where necessary to conform to current presentation.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements and notes thereto and other material included in the Prospectus dated June 26, 1998 (the "Prospectus"). The year-end 1997 condensed balance sheet data was derived from the Company's audited financial statements, but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the nine- and three-month periods ended October 3, 1998 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

The equity securities of PEI Holding, Inc. are held by Genstar Capital Corporation and Company management.

NOTE 2:  ACQUISITION, SHARE REPURCHASE, AND REFINANCING

On January 22, 1998 Prestolite acquired three business units from a subsidiary of LucasVarity plc ("the Lucas Acquisition") for approximately $40.0 million in cash, the assumption of approximately $7.1 million in debt, deferred payments of approximately $1.4 million, and future contingent payments of up to $19 million based upon the performance of Lucas Argentina. No liability has been recorded for the contingent liability payment as payment is not considered probable. Any future payments will be charged to goodwill. On the same day, Prestolite Electric Incorporated completed the offering of $125 million of 9.625% Senior Notes due 2008 (the "Notes"). The proceeds of the Notes were used to fund the Lucas Acquisition, to repay approximately $42 million of outstanding indebtedness, and to pay approximately $29.7 million for the repurchase of PEI Holding, Inc. common stock plus warrants and options to purchase common stock. These transactions are more fully described in the Prospectus.

In conjunction with these transactions, during the first quarter of 1998 the Company charged operations for $2.1 million for the repurchase of options and recorded an extraordinary charge of $1.275 million, net-of-tax benefit related to the debt refinancing. As described in Note 6, the Company also recorded a $0.98 million restructuring charge in the first quarter related to costs anticipated to be incurred at the Company's existing facilities as a result of the Lucas Acquisition.

Results for the first nine months of 1998 are recorded as though the Lucas Acquisition was completed on January 1, 1998. An imputed interest cost of $213,000 was charged to interest expense for the period from January 1 to January 22. The Lucas Acquisition has been accounted for as a purchase and a preliminary allocation of the purchase price has been made in accordance with Accounting Principals Board Opinion 16. The purchase price allocation will be completed by the end of the year and will likely change from that included in the accompanying statements.

Pro forma unaudited consolidated operating results for the Company for the third quarter and first nine months of 1997 as though the Lucas Acquisition had been consummated on January 1, 1997 are summarized below. Pro forma adjustments include only the addition of the results of the acquired business units and do not reflect anticipated efficiencies in operations. These results are not necessarily indicative of future results of operations nor are they indicative of the results of historical operations had the acquisitions been consummated as of the assumed dates. These results also reflect the 20-for-one stock split effective March 26, 1998.



                                     Third Quarter   First Nine Months
                                     --------------  ------------------

Net Sales, in thousands                $75,284            $228,539
Net Income, in thousands               $(2,979)           $ (2,871)
Earnings (Loss) per Share
         Basic                         $ (0.86)           $  (0.83)
         Diluted                       $ (0.82)           $  (0.79)

NOTE 3:  INVENTORIES

Inventories are summarized as follows (in thousands of dollars):

                                   As of              As of
                                 October 3,        December 31,
                                    1998               1997
                                 ----------        ------------
Raw Material                        $15,228             $ 9,027
Work in Process                      15,233               6,096
Finished Goods                       17,493               9,564
                                    -------             -------
        Total                       $47,954             $24,687
                                    =======             =======

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following (in thousands of dollars):

                                   As of              As of
                                 October 3,        December 31,
                                   1998               1997
                                 ----------        ------------
Land & Buildings                 $   25,500        $   13,611
Machinery & Equipment                60,854            31,461
Construction in Progress              3,183             1,276
                                 ----------        ------------
        Total, at Cost               89,537            46,348
Accumulated Depreciation            (28,488)          (20,169)
                                 ----------        ------------
Net                              $   61,049        $   26,179
                                 ==========        ============

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

On January 22, 1998 Prestolite Electric Incorporated entered into a new financing agreement with the U.S. bank that had previously been Prestolite Electric Incorporated's U.S. senior debt provider for up to $23 million of borrowings at the bank's prime rate, secured by the U.S. receivables and inventory of Prestolite Electric Incorporated. On January 28, the Company's United Kingdom subsidiary entered into an interim borrowing agreement with an affiliate of the U.K. bank that had previously been the Company's U.K. debt provider. On April 21 that interim agreement was replaced with an agreement providing for up to (Pounds)7 million (approximately $11.6 million based on exchange rates of 1.657 $/Pound as of such date) of borrowings at the U.K. bank's base rate plus 1.75%, secured by the receivables of the United Kingdom subsidiary. In addition, the Company's Argentina subsidiary has borrowing arrangements with several banks secured by certain assets of the Company's Argentina subsidiary.

Debt is summarized as follows (in thousands of dollars):



                                               As of        As of
                                             October 3,  December 31,
                                                1998         1997
                                             ----------  ------------

U.S. Bank Debt                                 $  4,772       $28,588
U.K. Bank Debt                                    1,206         3,785
Argentine Bank Debt                                 400             -
Senior Notes                                    125,000             -
Subordinated Debt                                     -        10,000
Unamortized Discount on Subordinated Debt             -          (733)
Capital Lease Obligations                         1,315           942
Other Debt                                          293           348
                                             ----------  ------------
       Total                                    132,834        42,930
Current Maturities                                6,672         4,196
                                             ----------  ------------
   Long Term Debt                              $126,314       $38,734
                                             ==========  ============

NOTE 6:  RESTRUCTURING

During 1997, the Company's board of directors approved a restructuring plan for the Company's facility in Leyland, England, contingent upon completion of the Lucas Acquisition. This plan was announced during the first quarter of 1998 and includes moving production of certain products from the Leyland facility to a facility in the United Kingdom acquired as part of the Lucas Acquisition. A restructuring charge of $980,000 for employee severance costs was accrued and charged to operations during the first quarter of 1998. During the first nine months of 1998, the Company charged $568,000 against this accrual. The entire amount is expected to be spent by the end of 1998.

As of the date of the Lucas Acquisition, management had begun to assess and formulate restructuring plans related to operations acquired in the Lucas Acquisition. These plans will include employee reductions and may include a plant closure. Not all portions of the plan have been completed and approved as of October 3, 1998. An accrual of $8,220,000 was established as a purchase accounting adjustment related to these restructuring actions. Severance payments of $3.9 million were made to employees and charged to this accrual during the first nine months of 1998. Completion and approval of the restructuring plans for these operations are expected by the end of 1998. The accrual will be adjusted accordingly as a purchase price adjustment.

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

On July 2, 1998, the Company agreed to form a joint venture with Daewoo Heavy Industries Ltd. ("Daewoo"). The joint venture, owned 50% by Prestolite and 50% by Daewoo, began operations producing material handling motors at a plant in Inchon, South Korea on August 31, 1998. Daewoo's contribution to the joint venture consisted of $540,000 of cash plus certain equipment previously used by Daewoo to produce material handling motors. Prestolite contributed $540,000 of cash and is providing certain technology to the joint venture. In addition, Prestolite and Daewoo have each agreed to provide loans of up to $700,000 to the joint venture or to guarantee loans of that amount made by the joint venture if such borrowings are deemed necessary by the joint venture. Daewoo has agreed to purchase substantially all of the material handling motors required by its Industrial Vehicle division, located in South Korea, from the joint venture.

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

In January 1998, Prestolite acquired three businesses from a subsidiary of LucasVarity plc. These businesses operate in England, South Africa, and Argentina (collectively, the "Lucas Acquisition"). As summarized in Note 2 to the financial statements and described more fully in the Prospectus, these businesses were purchased for approximately $40.0 million in cash, the assumption of $7.1 million in debt, and certain future obligations. Those future obligations include a payment of $766,000 made in August, 1998; payments of approximately $2 million during 1998 for inventory and transition assistance in the United Kingdom; and up to $19 million contingent on certain events in Argentina. Including the sales of the acquired businesses, more than half of the Company's sales are outside the United States.

The acquisition was financed from the sale of $125 million of 9.625% senior notes due 2008, issued under Rule 144A of the Securities Act of 1933, as amended. Proceeds from the 144A offering were also used to repay existing debt in the United States and United Kingdom, to repurchase all of the warrants issued to holders of the Company's subordinated debt, to repurchase 40% of the common stock held by Genstar Capital Corporation, and to repurchase 8.5% of the common stock and 40% of the options held by management. The total cost associated with the repurchase of these securities was approximately $29.7 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 4,
1997.

Net sales for the three months ended October 3, 1998 were $70.5 million, an increase of $28.9 million or 69.7% from the $41.5 million recorded in the third quarter of 1997. The Lucas Acquisition was responsible for an increase in net sales of $27.4 million. Compared to pro forma results including the Lucas Acquisition for the third quarter of 1997, net sales declined by $4.8 million, approximately 6.4%. Defense sales in North America declined by $2.6 million and total sales in the U.K. declined by $2.1 million, while Argentina sales declined by $2.8 million and South Africa sales declined by $1.0 million. These declines were offset by increases in non-defense original equipment and original equipment service sales in North America of approximately $4.0 million. Sales in most other product and geographical markets were about equal to or slightly above 1997 third quarter levels.

Gross profit was $14.3 million in the third quarter of 1998 or 20.2% of net sales. This compares to $7.7 million or 18.6% of net sales recorded for the third quarter of 1997. On a pro forma basis to include the Lucas Acquisition, gross profit in the third quarter of 1997 was $13.1 million or 17.5% of net sales. Lower material costs, improved labor productivity, and a shift in sales toward higher margin products all contributed to the improvement from the third quarter 1997 gross profit percentage, both as reported and as pro forma to include the Lucas Acquisition.

Selling, general, and administrative expense was $9.7 million or 13.8% of net sales for the third quarter of 1998, an increase of 59.2% from the $6.1 million or 14.7% of net sales recorded in the third quarter of 1997, but a decrease of $1.3 million from $11.0 million or 14.6% of net sales in the third quarter of 1997 on a pro forma basis to include the Lucas Acquisition. Reductions in selling, general, and administrative expenses in the third quarter of 1998 as compared with the pro forma results continue to reflect the benefits of the integration of the Lucas Acquisition.

As the result of the factors discussed above, operating income in the third quarter of 1998 was $4.5 million, or 6.4% of net sales, versus $1.6 million, or 3.9% of net sales, recorded in the third quarter of 1997 and $1.6 million, or 2.1% of net sales, in the third quarter of 1997 on a pro forma basis to include the Lucas Acquisition. Other expense was $47,000 in the third quarter of 1998 versus $338,000 recorded in the third quarter of 1997. For the third quarter of 1998 other expense consisted primarily of trademark expense, pension expense for inactive defined benefit pension plans and other miscellaneous expenses offset by interest income and export rebates. For the pro forma third quarter of 1997, other expense consisted primarily of miscellaneous expenses offset by interest income.

Interest expense was $3.4 million in the third quarter of 1998 compared to $1.4 million recorded in the third quarter of 1997. The increase in interest expense resulted from the increase in debt caused by the offering of $125.0 million of senior notes in January 1998, the proceeds of which were used to finance the Lucas Acquisition and the repurchase of shares, options, and warrants in the first quarter of 1998. Interest expense for the third quarter of 1997, pro forma as though the issuance of the senior notes and the use of proceeds as described above had occurred at the beginning of 1997, was $3.3 million.

The provision for income taxes was $369,000 for the third quarter of 1998, 35.2% of income from continuing operations before taxes and the extraordinary item. This compares to $240,000 of income tax benefit recorded in the third quarter of 1997, 210.5% of loss from continuing operations before the extraordinary item. The recorded 1997 tax rate was higher because of the fixed component of taxes and certain U.S. state taxes. On a pro forma basis, the provision for income taxes was a $691,000 benefit or 36.4% of loss from continuing operations before taxes and the extraordinary item. The pro forma provision for income taxes does not include any tax benefit related to the Argentina loss of that period.


NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO NINE MONTHS ENDED OCTOBER 4, 1997

Net sales for the nine months ended October 3, 1998 were $217.8 million, an increase of $88.8 million or 68.8% from the $129.0 million recorded in the first nine months of 1997. The Lucas Acquisition was responsible for an increase in net sales of approximately $88.9 million, slightly more than the total net sales increase. Compared to pro forma results including the Lucas Acquisition for the first nine months of 1997, net sales declined by $10.7 million, approximately

4.7%. Sales of military alternators in North America declined by $5.2 million; sales in the United Kingdom declined by $1.8 million; sales in South Africa declined by $0.9 million; and sales in Argentina declined by $4.7 million from the first nine months of 1997. These declines were partly offset by a $2.4 million increase in original equipment commercial alternator sales and a $1.6 million increase in battery charger sales, both in North America.

Gross profit was $43.7 million in the first nine months of 1998 or 20.1% of net sales. This compares to $24.9 million or 19.3% of net sales recorded for the first nine months of 1997. On a pro forma basis to include the Lucas Acquisition, gross profit in the first nine months of 1997 was $41.8 million or 18.3% of net sales. Lower material costs, improved labor productivity, and a shift in sales toward higher margin products all contributed to the improvement from the first nine months of 1997 gross profit percentage both as reported and as pro forma to include the Lucas Acquisition.

Selling, general, and administrative expense was $29.4 million or 13.5% of net sales for the first nine months of 1998, an increase of 67.1% from the $17.6 million or 13.6% of net sales recorded in the first nine months of 1997, but a decrease of $2.8 million from $32.2 million or 14.1% of net sales in the first nine months of 1997 on a pro forma basis to include the Lucas Acquisition. Reductions in selling, general, and administrative expenses in the first nine months of 1998 as compared with the pro forma results continue to reflect the benefits of the integration of the Lucas Acquisition.

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

As the result of the factors discussed above, operating income in the first nine months of 1998 was $11.3 million, or 5.2% of net sales, versus $7.4 million, or 5.7% of net sales, recorded in the first nine months of 1997 and $8.6 million, or 3.8% of net sales, in the first nine months of 1997 on a pro forma basis to include the Lucas Acquisition. Other income was $475,000 in the first nine months of 1998 versus an expense of $317,000 recorded in the first nine months of 1997. For the first nine months of 1998 other income consisted primarily of interest income, a workers compensation refund, and the proceeds from the sale of certain emissions credits, partly offset by loss on the sale of fixed assets and pension expense for inactive defined benefit pension plans. For the pro forma first nine months of 1997, other income consisted primarily of interest income.

Interest expense was $9.9 million in the first nine months of 1998 compared to $4.2 million recorded in the first nine months of 1997. The increase in interest expense resulted from the increase in debt caused by the offering of $125.0 million of senior notes in January 1998, the proceeds of which were used to finance the Lucas Acquisition and the repurchase of shares, options, and warrants in the first quarter of 1998. Interest expense for the first nine months of 1997, pro forma as though the issuance of the senior notes and the use of proceeds as described above had occurred at the beginning of 1997, was $9.6 million.

The net provision for income taxes was $632,000 for the first nine months of 1998, 35.5% of income from continuing operations before taxes and the extraordinary item. This compares to $981,000 of income taxes recorded in the first nine months of 1997, 34.6% of income from continuing operations before taxes and the extraordinary item. On a pro forma basis, the provision for income taxes was $189,000 or 18.7% of loss from continuing operations before taxes and the extraordinary item. The pro forma provision for income taxes does not include any tax benefit related to the $1.6 million Argentina loss of that period.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities during the first nine months of 1998 was $8.7 million (including $4.5 million spent on redundancy costs during the period and charged to the reserve established in connection with the Lucas Acquisition). For the third quarter of 1998, capital spending totaled $1.9 million, as compared with total capital spending of $1.1 million in the third quarter of 1997. Capital spending at the Company's North American locations was $1.2 million in the third quarter of 1998 as compared to $1.0 million in the third quarter of 1997, an increase of $0.2 million. Capital spending at the ongoing Prestolite United Kingdom facilities was $0.6 million in the third quarter of 1998, an increase of $0.5 million from the $0.1 million spent at those locations in 1997. Capital spending at the locations acquired during the Lucas Acquisition was $0.8 million for the third quarter of 1998, compared to $2.2 million for the third quarter 1997. Capital spending in the first nine months of 1998 was $7.8 million, as compared with total capital spending of $8.5 million in the first nine months of 1997 on a pro forma basis to include the Lucas Acquisition. Capital spending at the ongoing Prestolite facilities was $6.1 million, an increase of $2.2 million from the $3.9 million spent in the first nine months of 1997. Capital spending at the facilities acquired in the Lucas Acquisition was $1.7 million in the first nine months of 1998, compared to $4.5 million for the first nine months of 1997. Capital expenditures for the remainder of 1998 are expected to be approximately $3.2 million. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable the Company to manufacture new products, and expenditures related to improving the Company's manufacturing infrastructure in connection with realignment of certain manufacturing operations of the business acquired in the Lucas Acquisition.

Debt, net of cash, increased from $42.4 million at December 31, 1997 to $130.7 million at October 3, 1998, an increase of $9.2 million from the July 4, 1998 level of $121.5 million. That increase, partially offset by the positive cash flow from operations of $8.7 million (net of $4.5 million spent for redundancy costs during the first nine months of 1998 and charged to the reserve established in connection with the Lucas Acquisition), was due to the issuance of 125.0 million of senior notes on January 22, 1998 and the use of part of the proceeds of such offering to effect the Lucas Acquisition, refinance existing indebtedness, and repurchase securities from holders and management. As of October 3, 1998 additional debt outstanding in Argentina and the United Kingdom was offset by cash balances in South Africa and the United States. The Company had revolving credit facilities with banks in the United States and United

Kingdom under which additional borrowings of $13.3 million and $8.5 million ((Pounds)5.0 million) were available based on the October 3, 1998 levels of receivables (U.S. and U.K.) and inventory (U.S. only) which are pledged to support that debt.

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

                None

Item 5.         Other Information.

                None

Item 6.         Exhibits and Reports on Form 8-K.

                (a)     Exhibits

                        27.1 Financial Data Schedule

                (b)     Reports on Form 8-K.

                        The Company has not filed any reports on Form 8-K during the quarterly period ended October 3, 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PEI HOLDING, INC.


Date: November 13, 1998                     By:  /s/ KENNETH C. CORNELIUS
      -----------------------                   -----------------------------
                                                Kenneth C. Cornelius
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (principal financial and
                                                accounting officer)