Form 10-Q/A
period 1998-10-03
PEI HOLDINGS INC
filed 1998-12-09
CIK 1057053

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

                        EXPLANATORY NOTE TO FORM 10-Q/A

This amended quarterly report on Form 10-Q/A amends the condensed consolidated balance sheets contained in Item 1 of the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1998, as filed with the Securities and Exchange Commission on November 13, 1998, by transferring $152,000 from the line item "Other non-current liabilities" to the line item "Other long-term debt, net of current maturities." None of the total numbers in the Company's quarterly report have changed as a result of this transfer.

                         ITEM 1: FINANCIAL STATEMENTS

                      PEI HOLDING, INC. AND SUBSIDIARIES
                 (INCLUDING PRESTOLITE ELECTRIC INCORPORATED)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                  October 3,
                                                                     1998            December 31,
                                                                 (unaudited)            1997
                                                                 -----------        -------------
Assets
  Current assets
    Cash                                                          $  2,119           $   455
    Accounts receivable, net of allowances                          49,311            26,326
    Inventories, net                                                47,954            24,687
    Deferred tax asset, net                                          4,588             3,226
    Prepaid and other current assets                                 2,905               965
                                                                  --------           -------
       Total current assets                                        106,877            55,659

  Property, plant and equipment, net                                61,049            26,179
  Investments                                                        5,137             2,597
  Other long term assets                                             7,048             1,416
  Intangible assets                                                  2,406             2,834
                                                                  ========           =======
       Total assets                                               $182,517           $88,685
                                                                  ========           =======
Liabilities
  Current liabilities
    Revolving credit                                              $  5,978           $ 3,052
    Current portion of long-term debt and
     capital lease obligations                                         694             1,144
    Accounts payable                                                25,795            12,042
    Accrued liabilities                                             27,058            12,029
                                                                  --------           -------
       Total current liabilities                                    59,525            28,267

  Senior notes                                                     125,000                 -
  Other long term debt, net of current maturities                    1,314            29,467
  Subordinated debt, net                                                 -             9,267
  Other non-current liabilities                                      3,761             1,034
  Deferred tax liability, net                                        1,707             1,707
                                                                  --------           -------
       Total liabilities                                           191,307            69,742

Minority interest in Argentina subsidiary                               38                 -
Stockholders' equity
  Common stock, par value $.01, 5,000,000 shares authorized,
   3,303,000 shares issued and outstanding at July 4, 1998
   and December 31, 1997, respectively                                   2                 2
  Paid-in capital                                                   16,623            16,623
  Stock warrants                                                         -             3,239
  Retained earnings (accumulated deficit)                             (762)             (634)
  Notes receivable, employees' stock purchase                         (559)             (346)
  Foreign currency translation adjustment                              317               379
  Treasury stock, 1,310,000 and 32,000 shares on July 4, 1998
   and December 31, 1997, respectively                             (24,449)             (320)
                                                                  --------           -------
       Total stockholders' equity                                   (8,828)           18,943
                                                                  --------           -------
    Total liabilities and stockholders' equity                    $182,517           $88,685
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


Date: December 9, 1998                      By:  /s/ KENNETH C. CORNELIUS
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