Form 10-Q/A
period 1998-10-03
PRESTOLITE ELECTRIC HOLDING INC
filed 1999-01-27
CIK 1057053

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q/A-2


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

                       PRESTOLITE ELECTRIC HOLDING, INC.
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

                               PEI HOLDING, INC.
--------------------------------------------------------------------------------
                (Former name, address, and former fiscal year,
                         if changes since last report)


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

                       EXPLANATORY NOTE TO FORM 10-Q/A-2

This amended quarterly report on Form 10-Q/A-2 amends the Management's Discussion and Analysis and Results of Operations contained in Item 2 of the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1998, as filed with the Securities and Exchange Commission on November 13, 1998, and as amended on Form 10-Q/A-1 as filed on December 9, 1998, by including additional disclosure related to Year 2000 issues.

               ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

OVERVIEW

Prestolite Electric Holding, Inc. (formerly known as PEI Holding, Inc.), through its operating subsidiary Prestolite Electric Incorporated, manufactures alternators, starter motors, direct current motors, battery chargers, and switching devices. These are supplied under the Prestolite, Leece-Neville, Hobart, Lucas, and Butec brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. "Hobart" is used under license from a subsidiary of Illinois Tool Works, Inc. "Lucas" is used under license from a subsidiary of LucasVarity plc.

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

YEAR 2000

Currently, many automated systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries or otherwise be modified to distinguish 21st century dates from 20th century dates. As a result, many companies' information systems and software need to be upgraded or replaced in order to function correctly after December 31, 1999.

The Company has competed its Year 2000 assessments of its information technology and embedded systems, and is continuing its efforts to prepare its systems and applications for the Year 2000 as part of a larger, general program to enhance all of its computer systems. The Year 2000 element of these efforts consists primarily of installing or upgrading enterprise resource planning systems to be Year 2000 compliant at the Company's United States, United Kingdom and Argentina facilities, and ensuring compliance by an outside service bureau utilized by the Company's South African facility. Remediation efforts in the United States are more than 80% complete as of October 3, 1998 and all actions are expected to be completed and all systems are expected to be updated by early 1999. Because the majority of the Company's operations outside of the United States were acquired in early 1998 and these operations were not Year 2000 compliant, the Company's efforts to deal with the Year 2000 issue outside the United states are further from completion than the Company's domestic programs. In Argentina a new system has been selected and installation begun. In the United Kingdom a system used in two locations is being replaced, while the system in use at a third location is being upgraded for Year 2000 compliance. All of the Company's efforts outside the United States are expected to be completed and tested by July 31, 1999. It is expected that the material aspects of system upgrades and remediation efforts at all of the Company's facilities will be completed and accordingly will be Year 2000 compliant prior to December 31, 1999. In addition, the Company has reviewed its product base and believes that the Company's products will not be affected by the Year 2000 issues.

In connection with the overall computer enhancement program, including Year 2000 compliance, the Company expects to incur aggregate internal and third-party costs of approximately $3.0 million, of which approximately $1.7 million had been incurred as of October 3, 1998. These costs include approximately $0.5 million related to in-house efforts to enhance the performance of the Company's United States warehousing systems, approximately $1.0 million for each of the United Kingdom and Argentina software conversions and approximately $0.5 million related to ancillary Year 2000 remediation efforts.

The Company relies on third party vendors and service providers for certain products and services, including certain data processing capabilities. The Company is communicating with its principal vendors and service providers to assess the Year 2000 readiness of their products and services. Responses indicate that the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion scheduled prior to December 31, 1999. However, the Company can give no guarantee that the systems of these vendors and service providers on which the Company relies will be timely Year 2000 compliant.

The Company's contingency planning for Year 2000 issues relates primarily to securing backup vendors (which have been identified for most purchased products) and the possibility of stockpiling raw materials. Contingency planning will continue throughout 1999 and the Company's plans will be modified based upon the progress of its remediation efforts, system updates and installations and based upon its communications with selected suppliers.

While management believes that the estimated cost of becoming Year 2000 compliant will not be significant to the Company's results of operations, financial position or cash flows, failure to complete all the work in a timely manner could result in a material adverse effect on the Company's results of operations, financial position or cash flows. While management expects all planned work to be completed, there can be no guarantee that all systems will be in compliance by the Year 2000, the systems of suppliers and other companies and government agencies on which the Company relies will be converted in a timely manner, or that the Company's contingency planning will be able to fully address all potential interruptions. Therefore, date-related issues could cause delays in the Company's ability to produce or ship its products, process transactions or otherwise conduct business in any of its markets.

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



                                            PRESTOLITE ELECTRIC HOLDING, INC.


Date: January 26, 1999                      By:  /s/ KENNETH C. CORNELIUS
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