Form 10-K
period 1998-12-31
PRESTOLITE ELECTRIC HOLDING INC
filed 1999-03-29
CIK 1057053

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER: 333-49429-01

                               ----------------

                       PRESTOLITE ELECTRIC HOLDING, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  94-3142033
     (STATE OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NUMBER)

         2100 COMMONWEALTH BOULEVARD, SUITE 2100, ANN ARBOR, MI 48105
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER: (734) 913-6600

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
                                Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 8, 1999, there were 1,993,000 shares of the registrant's common stock outstanding. There is no public market for the registrant's common stock.

  Documents Incorporated by Reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This annual report on Form 10-K of Prestolite Electric Holding, Inc. (formerly known as PEI Holding, Inc.) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report may contain forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which our management shares its knowledge and judgment about factors that they believe may materially affect our performance. We make the forward-looking statements in good faith and believe them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 1. "Business--Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All subsequent written and oral statements that we make are qualified in their entirety by these factors.

  Readers are urged to carefully review and consider disclosures made in this and other reports that we file with the Securities and Exchange Commission that discuss factors germane to our business.

                                    PART I

Item 1. Business

  We are a global manufacturer and distributor of electro-mechanical power conversion products and systems for niche markets, including vehicle, material handling, defense and industrial applications. Our products are primarily used for diesel engines and electric vehicles and include alternators, starter motors, direct current electric motors, relays, controls and battery chargers. We sell our products primarily to the aftermarket and original equipment manufacturers ("OEMs"). On January 22, 1998, we acquired three businesses from a subsidiary of LucasVarity plc. As a result of the Lucas acquisition, we have consolidated our leadership position in our primary markets, expanded our global reach and improved our aftermarket distribution capabilities. We conduct our business through our operating subsidiary Prestolite Electric Incorporated and its subsidiaries.

  We believe that our position in our primary markets can be attributed to the following factors:

  Product Quality and Brand Recognition. We believe our products are generally recognized by our customers as superior based on their advanced technology, reliability, durability and quality. We believe our primary brand names, Leece-Neville in the heavy duty vehicle market (Butec Leece-Neville in Europe and the Middle East), Prestolite in the material handling and industrial markets and Hobart for battery chargers in the material handling market, are generally recognized as being of the highest quality in their respective markets.

  Attractive Aftermarket/Original Equipment Balance. In 1998 approximately half of our net sales were to OEM customers. The aftermarket is generally a more stable source of sales and generates higher margins than sales to our OEM customers. See "--Risk Factors--We depend on original equipment manufacturers, whose businesses are cyclical." We believe that our aftermarket and original equipment businesses are complementary and provide us with a competitive advantage in meeting customer needs and in maintaining the high levels of expertise necessary to compete successfully in both markets. The engineering and manufacturing capabilities necessary to meet the requirements for original equipment technology and quality are transferable to our aftermarket operations. The use of our products as original components in OEM products is a major factor in generating aftermarket demand. Further, the understanding of replacement activity gained through the aftermarket enhances our understanding of the needs of OEMs. See "--Market Dynamics."

  Applied Technological and Engineering Capabilities. We have built an engineering team with in-depth design and application experience, which allows us to introduce innovative new products and applications. Our engineers work closely with partners at a number of major universities in the areas of electronics, magnetics, alternative materials and product testing. Product design, development and application are performed by dedicated engineering teams, which work closely with customers to design products and systems that meet each customer's specifications.

  Manufacturing Excellence. We assembled our present management team following Genstar Capital Corporation's acquisition of the company in 1991. This team has instituted continuous improvement programs at all of our manufacturing facilities. These programs have led to the adoption of techniques such as synchronous manufacturing, cellular manufacturing and kanban-based just-in-time inventory control. Changes in manufacturing methods have made floor space available for expansion at most of our facilities. From 1992 to 1997, we increased our sales per employee by approximately 65% and increased our sales per square foot of manufacturing and warehouse space by approximately 160%. Ongoing training programs for our experienced workforce are an integral part of such continuous improvement efforts.

  International Presence. We currently conduct business in the United States, the United Kingdom, South Africa and Argentina, and have partial interests in companies in India and Korea. Approximately 51% of our net sales in 1998 were to customers outside of North America. As our original equipment customers expand their manufacturing operations in foreign countries, we expect that these customers will increasingly turn to suppliers who can support their locally-manufactured OEM products and aftermarket presence. We believe our global manufacturing and distribution network provides an advantage over our competitors in servicing our North American and European customers' foreign manufacturing operations. See "--Risk Factors--We have risks because of foreign operations."

Products

  We manufacture and distribute electro-mechanical power conversion products and systems for heavy duty vehicles and material handling, defense, industrial and automotive applications. We have historically manufactured alternators, starter motors, direct current electric motors and relays and controls. We acquired our line of battery chargers from Hobart Brothers Company in 1996, and the 1998 Lucas acquisition added truck, bus and automotive products that complement our historic product portfolio. Although our products are primarily used for diesel engines, electric vehicles and automobiles, they are also used in a broad range of industrial applications. We generally focus on applications which are high value-added in terms of engineering or which require special customer support.

  Alternators. We manufacture alternators and regulators primarily for heavy duty applications, generally under the Leece-Neville brand name (Butec Leece-Neville in Europe and the Middle East), and for automotive applications. Alternators are electric generators that produce rectified direct current. Regulators are electronic devices that control alternator output. Alternator output is directly related to frame size, or diameter. We manufacture alternators in sizes ranging from 5 inches to 8-9/16 inches for use in off-road vehicles, refrigerated trucks, trucks, generator sets, military vehicles, buses and special purpose vehicles such as ambulances. We produce smaller alternators for a wide variety of cars, light to medium trucks and agricultural vehicles.

  Motors. We manufacture several types of motors, including:

  . A full line of starter motors which includes products designed for the lower-end and mid-size segments of the market. In the United Kingdom, we manufacture a range of heavy duty starter motors which are sold primarily for trucks, buses and generator sets. Through the Lucas acquisition we added starter motors for automobiles and light commercial vehicles. Starter motors are the largest individual motor category we sell.

  . Material handling motors, which are 5 to 13 inches in diameter, provide the motive power, operate the forks and provide power steering for lift trucks and other commercial electric vehicles. A material handling motor is generally designed for a specific forklift truck model.

  . Pump and winch motors, which are 4.5 inches in diameter, are generally used in hydraulic pump operations and other applications such as the lift mechanisms in tow trucks.

  . A 3.3-inch diameter motor used for back-up braking systems on school buses and certain other applications.

  Relays and Controls. We manufacture relays and controls, which include solenoids, contactors and control boxes. A solenoid is an electromagnet used to move a plunger in and out to operate contacts that make and break electric circuits. Our solenoid switches are typically used to control a vehicle starter motor or a hydraulic pump motor. Contactors are similar to solenoids, but are built for heavier duty applications and are more expensive. Our contactors are primarily designed for material handling, defense, industrial and telecommunications applications. A control box (called "switchgear" in the United Kingdom), which includes solenoids and electronic circuits in an enclosed case, assists the starting circuit of a diesel-powered vehicle. Our control boxes are sold primarily for military applications.

  Battery Chargers. We sell industrial battery chargers under the Hobart brand name, a name recognized in the battery charger marketplace since 1917. We acquired our battery charger business from Hobart in February 1996 to enhance our position in the material handling market. The Hobart product range covers all batteries customarily used in the material handling market.

  Other Products. Other products we manufacture include ignition distributors primarily for marine applications, the TrekStar line of speedometers and odometers, in-line diesel pumps, steering columns and Thermostart brand pre-heaters for diesel engines. We also redistribute in Argentina and South Africa a wide range of automotive products manufactured by third parties. In the third quarter of 1997 we sold a welding equipment business, which we had acquired from Hobart in February 1996.

Markets

 Market Dynamics

  Aftermarket. The aftermarket consists of the production and sale of both new and remanufactured parts used in the maintenance and repair of vehicles. Our aftermarket distribution channels consist of:

  .    the aftermarket arms of original equipment suppliers;

  . independent distributors, who supply repair shops, dealers and retailers; and

  .    government agencies that directly purchase our aftermarket products.

  Our newly-manufactured aftermarket products compete with remanufactured products, which consist of used components that are reassembled into finished products. Distribution through independent distributors is an additional important element of the aftermarket. Although the distributors' share of the North American and European aftermarket has declined in recent years, independent distributors remain an important distribution channel for us.

  Original Equipment. The original equipment market consists of the production and sale of new component parts for use in the manufacture of new vehicles or equipment. Original equipment sales are generally made to the vehicle OEM, although some sales may be to another component manufacturer which in turn supplies the OEM. In response to pressure to improve product quality, shorten design cycles and reduce capital spending, production and inventory costs, OEMs are increasingly outsourcing design and production of non-strategic components. The original equipment market has been impacted by recent fundamental changes in OEM sourcing strategies. OEMs are consolidating their supplier base and are seeking suppliers which can, among other things, meet their shorter product design cycles, bring products to market on an expedited basis, lower product and system costs and pass cost savings on to the OEM. As a result, we believe that OEMs generally prefer to purchase components from a small group of preferred suppliers. OEMs are becoming increasingly global. OEMs are in turn requiring their preferred suppliers to establish global production capabilities to meet their original equipment needs as they expand internationally, and establish global distribution networks to provide aftermarket support.

 Markets Served

  We sell our products to a variety of markets, including:

  Heavy Duty. The heavy duty market, which represented approximately 43% of our net sales in 1998, includes heavy duty trucks, school and shuttle buses, emergency vehicles, off-road and special purpose vehicles, refrigerated trucks and generator sets. Our heavy duty products are designed primarily for use with diesel engines, generally 2.5 liters or larger. Our products (alternators, starter motors, starter solenoids, in-line diesel pumps and the Thermostart brand pre- heater) usually fit multiple applications with limited or no modification for a specific application.

  Automotive. The automotive and light truck market represented approximately 27% of our net sales in 1998. Products sold to automobile OEMs include starter solenoids for light truck application in the United States, starter motors and alternators in Argentina and South Africa and steering columns in Argentina.

  Material Handling. The material handling market, which represented approximately 17% of our net sales in 1998, includes direct current electric motors and contactors for electric lift trucks and alternators for internal combustion engine lift trucks. This market category also includes products manufactured for other electrically-powered commercial vehicles, such as golf cars. The direct current electric motors sold to the material handling market are generally designed for specific forklift truck models.

  Defense. Our products sold to the defense market include alternators, starter motors and control boxes for use in military vehicles including tanks, trucks, personnel carriers and the HMMWV, and are generally designed for use with a specific diesel engine. Although the defense market has declined in recent years, it was still responsible for approximately 7% of our net sales in 1998.

  Industrial, Marine and Other Applications. Approximately 6% of our 1998 net sales were to a wide range of other markets. These include starter motors, alternators and ignition distributors for marine and other applications, contactors sold to the telecommunications market for use with backup battery systems and direct current motors sold for a variety of industrial applications.

  Independent Distribution. A portion of sales to each of our markets are through independent distributors. Almost all of our battery chargers are sold to distributors, which normally purchase lift trucks, batteries and battery chargers from separate suppliers. We have a network of automotive parts distributors in Argentina and South Africa, many operating with a "Lucas" franchise that includes distinctive signage and branded product. About half of our sales through these automotive distribution networks represents products manufactured by third parties and purchased by us for resale. Sales to independent distributors represented approximately 37% of our 1998 net sales.

Customers and Competition

  Most of our products are component parts used on diesel engines, electric vehicles and automobiles. Vehicle components often do not last for the entire life of the vehicle. As a result, sales are made to both aftermarket and original equipment customers. Our sales to OEM customers represented approximately half of our 1998 net sales, with the remaining net sales derived from aftermarket customers.

  No single customer individually accounts for more than ten percent of our consolidated revenues.

  We operate in highly competitive markets. While no single competitor competes with us in all of its product lines, we face significant competition in each of our product lines. In addition, we are under constant pressure from our major OEM customers to reduce product costs. We believe that our experience in engineering and implementing cost reduction programs and our ability to develop new and improved products and to control manufacturing and development costs should allow our products and prices to remain competitive. See "--Risk Factors--We face substantial competition."

  Alternators. Delco Remy International Inc. is our principal competitor in the North American market for truck alternators in both the OEM and aftermarket segments. Some national and many local remanufacturers also compete in the aftermarket. Our principal competitor in the North American transportation refrigeration and off-road portions of the market for heavy duty alternators is Bosch. Bosch is also our principal competitor in the European market for truck alternators. Our principal competitors in the South African and Argentine OEM market include Bosch and other international corporations that import into such markets. C.E. Niehoff is our major competitor in the market for military alternators. Our principal competitors in the market for high-amperage (165 to 300 ampere) commercial alternators are Lestek and Powerline. At the lower end of the heavy duty alternator market, automotive-based designs and foreign competitors are a significant factor.

  Motors. Our principal competitors in the North American and European starter motor market are Delco and Bosch, respectively. Our principal North American competitors in the material handling motor market are General Electric and Advanced DC. Our principal competitors in the South African and Argentine OEM market include Bosch and other international corporations that import into such markets.

  Relays and Controls. Principal competitors in the solenoid market are Electromation and Automotive Controls (Echlin) in the light truck sector; Stancor Electric (Emerson) in the heavy duty market; Stancor Electric and Clum in the material handling market; and Stancor Electric in industrial markets. Our principal competitors in the contactor market are Albright Engineers (primarily in Europe), Contact Industries and, in the forklift aftermarket, Intrupa Manufacturing.

  Battery Chargers. Principal competitors in the battery charger market include Hertner, Ferro Magnetic and Exide.

SEASONALITY, RAW MATERIALS AND BACKLOG

  Our sales to OEMs accounted for approximately half of our net sales for the year ended December 31, 1998. As a result, a significant portion of our sales are related to the overall level of domestic and foreign new diesel and electric vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors which may have an effect on our sales. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle or material handling industries may adversely affect the demand for our products. The balance of our aftermarket and OEM sales, as well as the diversity of our OEM markets served (both in terms of end-use and geography), help stabilize our revenues. However, a decline in the demand for or production of new diesel or electric vehicles, particularly in North America, could materially adversely effect our results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Principal raw materials for our business include copper, aluminum, steel and electronic components. All materials are readily available from a number of suppliers, and we do not foresee any difficulty in obtaining adequate inventory supplies.

  The majority of our products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle.

PATENTS, TRADEMARKS AND LICENSES

  We hold various patents and trademarks related to our products. No single patent or trademark is currently of material importance to our operations. We have applied for U.S. patents for our self-diagnostic alternator and for our laching contactor.

  We have exclusive right to use the "Prestolite Electric" trade name for use with motor and ignition parts through a perpetual, royalty-free license from AlliedSignal Corporation. "Prestolite Wire" and "Prestolite Batteries" are sold by unrelated companies. We have the use of the "Hobart" brand name for battery chargers until February 28, 2001.

  Lucas Industries plc retained all rights to the "Lucas" trade name and logo and certain other trademarks following the Lucas acquisition. We are permitted for a transition period to brand products sold by us in Argentina and South Africa with certain Lucas trademarks.

  On April 8, 1998, we entered into an agreement with Hitachi, Ltd., a Japanese corporation, for a seven-year non-exclusive, non-transferable license to manufacture and sell certain starter motors and alternators utilizing Hitachi's proprietary technology in exchange for a one-time fee of (Yen)30.0 million (approximately $0.2 million as of that date) and royalty payments based on the net sales of such products.

  On June 24, 1998, we entered into an agreement with Ecoair Corp., a Delaware corporation, for a 99-year non-exclusive, non-transferable license relating to the manufacture, use and sale of alternators utilizing Ecoair's proprietary technology in exchange for royalty payments on products produced by us incorporating technology derived from this information.

Employees

  We had approximately 2,600 employees as of December 31, 1998. There are no collective bargaining agreements in effect with respect to any of our United States employees. All of the employees at our Leyland, England facility and all of the hourly and some of the salaried employees at the five facilities acquired in the Lucas acquisition are members of unions. We have not experienced a strike or work stoppage at any of our facilities, except in 1998 in South Africa for approximately three weeks as part of a nationwide, industry-wide strike that included our facility. We can not assure you that a strike or work stoppage will not occur in the future at any of our facilities. See "--Risk Factors--We may have difficulty integrating acquired operations." We believe that relations with our employees are excellent.

Risk Factors

  In addition to other information in this annual report on Form 10-K, readers evaluating us and our business should carefully consider the following risk factors for our company as a whole. These risks may impair our results of operations and business prospects. The risks set forth below and elsewhere in this annual report on Form 10-K could cause actual results to differ materially from those that we project.

 We depend on original equipment manufacturers, whose businesses are cyclical.

  Our sales to OEMs accounted for approximately half of our net sales for the year ended December 31, 1998. As a result, a significant portion of our sales are related to the overall level of domestic and foreign vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle or material handling industries may adversely affect the demand for our products. A decline in the demand for or production of new vehicles, particularly in North America could materially adversely affect our results of operations. In addition, we are under increasing pressure from our major OEM customers to reduce product costs. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 We may have difficulty integrating acquired operations.

  In order to expand our markets and to complement our product portfolio, our growth strategy includes acquiring other businesses. We are continually investigating opportunities for domestic and foreign acquisitions. We cannot assure you that future acquisitions will be on acceptable terms or that acquired businesses will be successfully integrated. Our ability to make future acquisitions may also be limited by our ability to obtain financing.

  Acquisitions also involve many special risks, including:

  . reductions in our operating results in the periods following the acquisition;

  .  diversion of management's attention;

  .  unanticipated problems or legal liabilities; and

  . a possible reduction in earnings due to amortization of acquired intangible assets.

  Any or all of these items could materially adversely affect us. We cannot assure you that businesses acquired in the future will achieve sales and profitability that justify our investment or that we will be able to successfully achieve our strategy for an acquisition, such as cost reductions. We may also have difficulty integrating companies with unionized workforces which we acquire in the future See"--We are highly leveraged and have significant debts which we may be unable to pay" and "--Our debt agreements have restrictive covenants and limitations."

 We have risks because of our foreign operations.

  We currently conduct business in the United States, the United Kingdom, South Africa and Argentina, and have partial interests in companies in India and Korea. Approximately 51% of our net sales in 1998 were to customers outside of North America. We intend to expand our international presence through acquisitions, including joint ventures, as well as internal growth. Adverse results from our foreign operations could adversely affect our results of operations. The success of our international operations will depend on numerous factors, many of which are beyond our control, including economic and political conditions in the countries in which we operate. In particular, Argentina and South Africa have historically been less economically and politically stable than the United States and the United Kingdom. International operations may also increase our exposure to certain risks inherent in doing business outside the United States, including slower payments cycles, unexpected changes in regulatory requirements, potentially adverse tax consequences, restrictions on the repatriation of profits and assets and compliance with foreign laws and standards.

  In addition, most of our employees outside of the United States are represented by labor unions. We cannot assure you that a strike or work stoppage will not occur or that actions taken by us will not adversely affect our relations with our unionized employees.

 We have risks related to currency fluctuations.

  Due to our operations outside of the United States we experience foreign currency exchange gains and losses. Fluctuations between the United States dollar and other currencies may adversely affect our results of operations. While we may engage in foreign currency hedging transactions which may moderate the overall effect of such currency exchange rate fluctuations, we expect that we will be affected by such fluctuations, and we cannot assure you that we will be successful in any hedging activities. We also cannot assure you that such exchange rate fluctuations will not cause significant fluctuations in quarterly results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 We face substantial competition.

  We operate in highly competitive markets. While no single company competes with us in all of our product lines, we face significant competition in each of our product lines. Many of our competitors are significantly larger and have substantially greater financial and other resources and we cannot assure you that our products will continue to compete successfully.

 We may have exposure under our warranties.

  We warrant to our customers that our products are defect-free and meet certain specifications. These customers in turn often offer warranties to their customers on the products they sell, including products of our

OEM customers which include our products as component parts. As a result, we receive claims and requests for payment from our customers to remedy complaints made by the ultimate consumers. Beginning in the fourth quarter of 1995, we began to experience increased warranty claims due to a combination of reasons, including increased sales, plant relocation activities and unexpected product failures. We believe that the major factors contributing to these warranty claims have been addressed. However, we cannot assure you that additional warranty claims or requests for payment would not materially adversely affect our results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 We depend on our key personnel.

  Our performance depends in part upon the continued service of our executive officers, including P. Kim Packard, our chief executive officer. The loss of the services of any of our key employees could materially adversely affect our results of operations. We do not maintain a "key man" life insurance policy on any of our executives or employees. Our future success also depends on the ability to identify, hire, train, and retain other highly qualified technical and managerial personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract or retain necessary personnel in the future. Failure to attract and retain the necessary technical and managerial personnel could materially adversely affect our results of operations.

 We face environmental risks.

  Our operations and properties are subject to various environmental laws. The nature of our operations exposes us to the risk that we will be liable for environmental matters, including off-site disposal matters. We cannot assure you that we will not incur material costs in connection with environmental liabilities or that the indemnities provided by the sellers of the acquired businesses will be applicable or available.

  We believe that we comply with all relevant environmental laws and that our reserves are sufficient to cover any known environmental claims related to our properties. Based upon our experience to date, we believe that the future cost of compliance with existing environmental laws (or liability for known environmental claims) will not materially adversely affect our results of operations. However, future events may give rise to additional compliance costs or liabilities that could materially adversely affect our results of operations. We may be required in the future to spend material amounts to comply with more stringent laws, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws.

 We are highly leveraged and have significant debts which we may be unable to pay.

  We have a significant amount of debt. As a result, we are highly leveraged and have significant interest expense. In addition, subject to the restrictions contained in the Indenture governing our senior notes and in our bank credit facilities, we may incur additional debt from time to time to pay for acquisitions or capital expenditures or for other purposes. As of December 31, 1998, we had $140.8 million of consolidated indebtedness outstanding and our stockholders' deficit was approximately $8.9 million.

  Our ability to make scheduled payments of principal or interest on, or to refinance, our debt will depend on future operating performance and cash flow. Our operating performance and cash flow are subject to prevailing economic conditions, prevailing interest rate levels and financial, competitive, business and other factors which may be beyond our control. The degree to which we are leveraged could have important consequences to holders of our senior notes, including, but not limited to, those discussed below under "-- Our debt agreements have restrictive covenants and limitations" and:

  . our ability to obtain additional financing may be impaired;

  . a substantial portion of our cash flow from operations must be dedicated to paying interest on our debt which reduces funds available to us for other purposes;

  . we are substantially more leveraged than certain of our competitors which may place us at a competitive advantage;

  . we may be hindered in our ability to adjust rapidly to changing market conditions;

  . our substantial degree of leverage may affect certain suppliers' willingness to give us favorable payment terms; and

  . our substantial leverage could make us more vulnerable in the event of an economic downturn.

  We cannot assure you that our future cash flow will be sufficient to meet our obligations and commitments. If we cannot generate sufficient cash flow from operations to service our debt and to meet our other obligations and commitments, we might be required to refinance our debt or to sell assets to obtain the funds we need. We cannot assure you that refinancings or asset sales could be completed on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our credit facilities or the Indenture. In the event that we are unable to refinance our credit facilities or raise funds through asset sales, sales of equity securities or otherwise, our ability to pay principal of, and interest on, our senior notes would be adversely affected.

 Our debt agreements have restrictive covenants and limitations.

  Our credit facilities in the United States and United Kingdom include certain negative covenants and restrictions on our actions including, without limitation, restrictions on:

  . making investments, loans and advances and paying of dividends and other restricted payments;

  . incurring additional debt;

  . granting most liens;

  . entering into mergers, consolidations and sales of all or a substantial part of our business or property;

  . selling receivables or repaying other debt; and

  . guaranteeing certain obligations.

  Our credit facilities also require us to meet certain financial covenants, including maintaining capitalization levels, capitalization ratios, minimum fixed charge coverage ratios and funded debt ratios. All of these restrictive covenants may restrict our ability to expand or to pursue our business strategies. Breaching any of these covenants could result in a default under our credit facilities, in which case, debt under our credit facilities could be declared due and payable. If we were unable to repay borrowings, the lender could proceed against the collateral granted to it to secure that debt. This security includes liens on our inventory, accounts receivable and general intangibles.

  In addition, our United States credit facility contains certain events of default which are substantially similar to the events of default under the Indenture, except that:

  . our failure to pay other debt or judgments entered against us will trigger a default at lower dollar amounts than in the Indenture;

  . the failure of any security interest in collateral securing our United
    States credit facility will trigger a default;

  . a change of control (as defined in the Indenture) that triggers our repurchase obligations under the Indenture will trigger a default;

  . our United States credit facility prohibits the optional redemption of our senior notes in certain circumstances; and

  . our United States credit facility generally has shorter grace periods and lower default thresholds than the Indenture.

  If the debt under our United States credit facility were to be accelerated, we cannot assure you that we would have sufficient assets to repay all of our debt, including our senior notes.

 We may not be able to repurchase our senior notes upon a change of control.

  Upon the occurrence of a change of control (as defined in the Indenture), each holder of our senior notes may require us to purchase its senior notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. However, our United States credit facility prohibits us from purchasing our senior notes in the event of a change of control, unless and until all of the debt under our United States credit facility is repaid. If we did not purchase our senior notes we would default under the Indenture and our United States credit facility. This would permit the trustee under the Indenture, the holders of at least 25% in principal amount of the outstanding senior notes or the lender under our United States credit facility to declare the principal and accrued but unpaid interest to be due and payable. Our inability to repay the debt under our United States credit facility, if accelerated, would also constitute an event of default under the Indenture, which could cause an acceleration of the debt under the Indenture. In the event of a change of control, we cannot assure you that we would have either the ability to refinance our United States credit facility or sufficient assets to repay our United States credit facility and our senior notes.

 We are controlled by Genstar Capital Corporation.

  As of December 31, 1998, Genstar Capital Corporation owned approximately 84.9% (on a fully-diluted basis) of our common stock. Consequently, Genstar has the ability to control our business and affairs by virtue of its ability to elect a majority of our board of directors and its voting power with respect to actions requiring stockholder approval. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

Item 2. Properties

  Our corporate headquarters are located at 2100 Commonwealth Boulevard, Ann Arbor, Michigan 48105, which we lease. The phone number at that location is
(734) 913-6600. The following table sets forth certain information regarding the major facilities we operated as of December 31, 1998:

                                                     Approx.    Owned/Leased
                                                     Square  (Lease expiration
   Location                               Use         Feet         date)
   --------                               ---        ------- ------------------
   Ann Arbor, MI.................. Headquarters       11,000 Leased (Dec. 2003)
   Ann Arbor, MI.................. Technology Center   4,500 Leased (Dec. 2003)
   Arcade, NY..................... Manufacturing     342,800 Owned
   Decatur, AL.................... Manufacturing     258,000 Owned
   Wagoner, OK.................... Manufacturing      50,000 Leased (Apr. 1999)
   Troy, OH....................... Manufacturing     160,000 Leased (Oct. 2006)
   Florence, KY................... Warehouse         108,800 Leased (June 2000)
   Leyland, U.K................... Manufacturing     250,000 Owned
   Cardiff, U.K................... Manufacturing      15,000 Owned
   Acton, U.K..................... Manufacturing     368,900 Owned
   Johannesburg, South Africa..... Manufacturing     118,400 Owned
   Buenos Aires, Argentina........ Manufacturing     159,000 Owned
   San Lorenzo, Argentina......... Manufacturing      76,676 Owned
   San Luis, Argentina............ Manufacturing      30,800 Owned

  We expect to renew the lease for our Wagoner, OK facility and that such renewal will be on terms substantially similar to those under the current lease.

  We believe that we comply with all relevant environmental regulations and that our reserves are sufficient to cover any known environmental claims related to our properties. See Note 12 of the Notes to our Consolidated Financial Statements.

Item 3. Legal Proceedings

  From time to time we are involved in various litigation matters arising in the ordinary course of our business. Management believes that none of the matters in which we are currently involved, either individually or in the aggregate, will be material to our future financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market Information

  There is no established public trading market for our common stock.

  As of March 8, 1999, there were 1,993,000 shares of our common stock outstanding, held by nine holders. As of March 8, 1999, there were outstanding options to purchase up to an additional 269,340 shares of our common stock.

Dividends

  From time to time we may pay dividends from funds that are legally available to pay dividends. Our ability to declare and pay dividends on our common stock is restricted by certain covenants in the Indenture. We intend to retain all of our earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on the financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our board of directors.

Item 6. Selected Financial Data

  The following table sets forth our selected consolidated historical financial data as of and for the periods indicated. The statements of operations data for each of the fiscal years in the three-year period ended December 31, 1998 and the balance sheet data as of December 31, 1997 and 1998 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The statements of operations data for each of the fiscal years in the two year period ended December 31, 1995 and the balance sheet data as of December 31, 1994, 1995 and 1996 have been derived from our audited financial statements not included in this annual report on Form 10-K. The information in the table should be read in conjunction with
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements, including the notes thereto, included elsewhere in this annual report on Form 10-K.

                                      Years Ended December 31,
                          -----------------------------------------------------
                            1994       1995       1996       1997       1998
                          ---------  ---------  ---------  ---------  ---------
                          (in thousands, except ratios, share and per share
                                              amounts)
Statement of Operations
 Data:
Net sales...............  $ 129,011  $ 131,503  $ 148,765  $ 171,700  $ 282,801
Cost of goods sold......    102,858    106,541    120,585    137,792    224,561
Selling, general and
 administrative
 expenses...............     18,583     18,955     20,986     23,188     38,648
Costs associated with
 option repurchase......        --         --         --         --       2,101
Restructuring charge....        --       3,100         56        --         711
                          ---------  ---------  ---------  ---------  ---------
Operating income........      7,570      2,907      7,138     10,720     16,780
Other expense (income)
 (a)....................        544        203        108        210        (64)
Interest expense........      3,360      4,282      5,313      5,384     13,494
                          ---------  ---------  ---------  ---------  ---------
Income (loss) from
 continuing operations
 before income taxes and
 extraordinary items....  $   3,666  $  (1,578) $   1,717  $   5,126  $   3,350
Provision for income
 taxes..................        480        630     (2,314)     2,303      1,845
                          ---------  ---------  ---------  ---------  ---------
Income (loss) from
 continuing operations
 before extraordinary
 items..................  $   3,186  $  (2,208) $   4,031  $   2,823  $   1,505
                          =========  =========  =========  =========  =========
Earnings per common
 share from continuing
 operations before
 extraordinary items
 (b):
  Basic.................  $    0.96  $   (0.64) $    1.17  $    0.82  $    0.71
  Diluted...............  $    0.94  $   (0.64) $    1.13  $    0.78  $    0.67
Shares used in computing
 earnings per share (b):
  Basic.................  3,301,940  3,466,740  3,454,740  3,446,740  2,111,812
  Diluted...............  3,401,400  3,466,740  3,553,800  3,628,020  2,231,273
Balance Sheet Data (at
 end of period):
Working capital
 (excluding debt).......  $  24,920  $  25,486  $  29,567  $  31,588  $  55,527
Total assets............     72,366     72,473     93,604     88,685    188,147
Total debt..............     36,548     40,451     46,514     42,930    140,752
Stockholders' equity....     15,605     13,273     18,018     18,943     (8,918)
Other Data:
EBITDA (c)..............  $  11,041  $  10,354  $  12,332  $  16,011  $  31,442
Cash flow from operating
 activities.............      1,100      1,447      2,560      7,479      1,098
Cash flow from investing
 activities.............     (2,667)    (5,035)   (10,336)     1,483    (58,381)
Cash flow from financing
 activities.............      1,786      3,789      8,032     (9,582)    57,557
Ratio of earnings to
 fixed charges (d)......       1.9x        --        1.3x       1.8x       1.2x

--------
(a) Other expense (income) in 1998 consists primarily of pension expense for inactive United States defined benefit pension plans, gains on the sale of fixed assets, interest income and losses related to the sale of unconsolidated affiliates, and in all other years consists primarily of operating costs of idle facilities.

(b) Earnings per common share and shares used in the computation reflect the 20-for-1 stock split effective March 25, 1998.

(c) EBITDA for any period is calculated as the sum of income (loss) from continuing operations plus the following to the extent deducted in calculating such net income:

      . minority interest;

      . interest expense;

      . income tax expense;

      . depreciation expense;

      . amortization expense; and

      . extraordinary items and restructuring charges and in 1998 charges associated with the repurchase of stock options.

  We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business; however, EBITDA is not calculated the same by all companies and is not a measurement required by generally accepted accounting principles. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow (as defined in accordance with generally accepted accounting principles) as a measure of liquidity.

(d) For purposes of computing the ratio of earnings to fixed charges, earnings include income before income taxes, discontinued operations and extraordinary items plus fixed charges. Fixed charges consist of interest expense and 33% of rental expense (deemed by management to be representative of the interest factor of rental payments). Earnings were insufficient to cover fixed charges in 1995 by approximately $1.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  We manufacture alternators, starter motors, direct current motors, battery chargers, and switching devices. These are supplied under the Prestolite, Leece-Neville, Hobart, Lucas, Indiel and Butec brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. "Hobart" is used under license from a subsidiary of Illinois Tool Works, Inc. "Lucas" is used under license from a subsidiary of LucasVarity plc. Most of our products are component parts used on diesel engines, automobiles and electric vehicles. These components are sold to both aftermarket and OEM customers. We sell our products to a variety of markets, in terms of both end-use and geography.

  In January 1998, we acquired three businesses from a subsidiary of LucasVarity plc. These businesses operate in England, South Africa, and Argentina. As summarized in Note 2 to the financial statements, these businesses were purchased for approximately $44.3 million, net of cash acquired and including the assumption of $3.2 million in debt, plus certain future obligations. Those future obligations included a payment of approximately $1.4 million during 1998 for inventory and transition assistance in the United Kingdom; as well as up to $19.0 million contingent on certain events in Argentina, of which approximately $1.1 million was paid in 1998 and of which approximately $11.5 million remained as of December 31, 1998. Including the acquired businesses' sales, more than half of our sales are outside the United States.

  The Lucas acquisition was financed from the sale of $125.0 million of 9.625% senior notes due 2008, issued under Rule 144A of the Securities Act of 1933, as amended. Proceeds from the offering of our senior notes were also used to repay existing debt in the United States and United Kingdom, to repurchase all of the warrants issued to holders of our subordinated debt, to repurchase 40% of our common stock held by Genstar Capital Corporation, and to repurchase 8.5% of our common stock and 40% of options to purchase our common stock held by management. The total expenditure for the repurchase of these securities was approximately $29.7 million.

Results of Operations

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net sales were $282.8 million in 1998, an increase of $111.1 million, or 64.7%, from $171.7 million in 1997. The Lucas acquisition was responsible for the increase in net sales. Compared to pro forma results for 1997 to include the Lucas acquisition, net sales decreased by $17.5 million or 5.8%. From pro forma 1997 levels, 1998 net sales declined in Argentina by $10.5 million or 15.6%; in the United Kingdom by $3.9 million or 5.0%; and in South Africa by $2.8 million or 18.2%. Compared to 1997 pro forma levels, 1998 net sales increased in the United States by $0.7 million or 0.5%. Net sales to the U.S. defense market decreased by $7.0 million or 35.3% while non-defense sales in the U.S. increased by $7.7 million or 6.2%.

  Gross profit was $58.2 million in 1998, an increase of $24.3 million, or 71.7%, from $33.9 million in 1997. Compared to pro forma results for 1997 to include the Lucas acquisition, gross profit increased $4.6 million, or 8.6%, from $53.6 million. Cost cutting, particularly in Argentina and the United Kingdom, was primarily responsible for the improvement in gross margin from pro forma 1997 results. These efforts included reducing duplicative overhead by combining our existing United Kingdom operations with the business purchased from Lucas and reducing fixed and variable costs in Argentina. Lower material costs, improved labor productivity in the United States and favorable product mix also contributed to the improvement from 1997 pro forma and 1997 actual gross profit percentages.

  Selling, general, and administrative expense was $38.6 million in 1998, an increase of $15.4 million, or 66.7%, from $23.2 million in 1997. This increase was due to the Lucas acquisition. Compared to pro forma results for 1997 to include the Lucas acquisition, these expenses decreased by $2.3 million, or 5.7%, from $41.0 million. The reduction in selling, general, and administrative expense as compared to the 1997 pro forma results reflects the benefit of integrating the businesses acquired in the Lucas acquisition. The spending reductions were partly offset by the reduction in certain subsidies provided to our Argentina subsidiary. These subsidiaries declined to $2.8 million in 1998 from $4.2 million in 1997 on a pro forma basis.

  We recorded a $2.1 million charge in January of 1998 to reflect our repurchase from management of 40% of then-outstanding options to purchase our common stock. We also recorded a charge in 1998 of $0.7 million to cover severance payments, related to restructuring activities at our facilities in Leyland, England and Decatur, Alabama. Of this total, $0.5 million was spent in 1998 and $0.2 million is expected to be spent in the first quarter of 1999. Pro forma results for 1997 include redundancy costs of $1.7 million incurred by the former Lucas operations.

  Operating income in 1998 was $16.8 million, an increase of $6.1 million, or 56.5%, from $10.7 million in 1997 due to the factors discussed above. Operating income as a percentage of net sales was 5.9% in 1998, compared to 6.2% in 1997. On a pro forma basis to include the Lucas acquisition, 1997 operating income was $11.0 million, or 3.7% of net sales.

  Other income in 1998 was $64,000, versus other expense in 1997 of $210,000, and other income in 1997 of $438,000 on a pro forma basis. These items in 1998 primarily consisted of pension expense for inactive United States defined benefit pension plans, gains on the sale of fixed assets, interest income and losses related to the sale of unconsolidated affiliates, and in 1997 primarily of operating costs of idle facilities.

  Interest expense was $13.5 million in 1998, an increase of $8.1 million, or 150.0%, from $5.4 million in 1997. This increase is due to the incurrence of additional debt in connection with the Lucas acquisition and the repurchase of shares, options and warrants in the first quarter of 1998. See Item 13. "Certain Relationships and Related Transactions--The Recapitalization."

  Provision for income taxes was $1.8 million in 1998 compared to $2.3 million in 1997. The decrease in income taxes largely resulted from a decrease in income from continuing operations, before income taxes, offset partially by an increase in effective tax rates due primarily to higher effective tax rates in the foreign jurisdictions in which we operate. Our effective tax rate was 55% for the period.

  In conjunction with the incurrence of additional debt, the refinancing of our existing debt and the repurchase of warrants, we recorded an extraordinary item of $1.3 million net-of-tax in 1998. On a pre-tax basis this charge covered $728,000 in debt prepayment fees, $335,000 for the write-off of unamortized financing costs, $733,000 to write off the unamortized discount on subordinated debt and $195,000 related to the repurchase of warrants. See Item
13. "Certain Relationships and Related Transactions--The Recapitalization."

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net sales were $171.7 million for 1997, an increase of $22.9 million, or 15.4%, from $148.8 million in 1996. We experienced increased net sales in each of our major markets in 1997. The increase in net sales was also positively affected by the inclusion of twelve months of battery charger sales in 1997 compared with ten months of battery charger sales in 1996.

  Gross profit was $33.9 million in 1997, an increase of $5.7 million, or 20.3%, from $28.2 million in 1996. As a percentage of net sales, gross profit was 19.7% and 18.9%, respectively. Gross profit increased primarily due to productivity improvements and increased sales volume. Gross profit was adversely affected by warranty expense of $8.4 million in 1997 compared with $4.2 million in 1996. We believe that approximately $2.4 million of the warranty expenses recorded during 1997 were non-recurring in nature, stemming from actions that occurred during and because of production relocation. Warranty costs declined after the fourth quarter of 1997. See Item 1. "Business--Risk Factors--We may have exposure under our warranties."

  Selling, general and administrative expenses were $23.2 million in 1997, an increase of $2.2 million, or 10.5%, from $21.0 million in 1996. As a percentage of net sales, these expenses decreased to 13.5% in 1997 from 14.1% in 1996. In addition to modest increases resulting from inflation and the increased level of sales, selling, general and administrative expenses in 1997 included increases from 1996 of $0.6 million for bonus expense; $0.4 million for consulting, legal and audit expenses; and $0.5 million related to twelve months of ownership of the battery charger business in 1997 compared with ten months in 1996.

  Operating income was $10.7 million in 1997, an increase of $3.6 million, or 50.2%, from $7.1 million for 1996 due to the factors discussed above. Operating income as a percentage of net sales was 6.2% in 1997, compared to 4.8% in 1996.

  Interest expense was $5.4 million in 1997, an increase of $0.1 million, or 1.3%, from $5.3 million in 1996. Interest expense increased because of increases in borrowings associated with the acquisition of the Hobart battery charger business and to fund increased working capital requirements associated with increased net sales.

  Income tax expense was $2.3 million in 1997, an increase of $4.6 million from $2.3 million of income in 1996. Our effective tax rate was 45% for the period.

Performance by Business Segment

  During 1998 we organized our business into three divisions. While the three divisions bear the names of their principal markets, no division sells exclusively into its target market. Further, each division has some sales into the target markets of the other divisions.

  . Heavy Duty Systems Division. This division produces alternators, starter motors, inline pumps, control boxes and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. The division's major facilities are in Arcade, NY, Florence, KY, Acton, England and Leyland, England.

  . Electric Vehicle Systems Division. This division produces motors (including starter motors, material handling motors, pump and winch motors), controls (including contactors, solenoids, relays, distributors and control boxes), battery chargers and other products. The division's major facilities are in Decatur, AL, Wagoner, OK, Florence, KY and Leyland, England. These products are sold into many of the same markets as the products of our Heavy Duty Systems Division. In addition, the products of our Electrical Vehicles Systems Division are sold into the material handling market for installation on or use in conjunction with lift trucks and other electric vehicles, into the truck accessory market for use in winches, snow plow lifts and other applications and into the telecommunications market where contactors are used in battery backup systems.

  . Automotive Systems Division. This division manufactures automotive components, primarily automotive alternators and starter motors. The division's major facilities are in South Africa and Argentina. The Argentina operation also manufactures steering columns and distributors. Some of the products of this division are also sold into the heavy duty and material handling markets. In both South Africa and Argentina about half of our sales are to the automotive aftermarket and about half of those aftermarket sales are products that are purchased for resale. Our Automotive Systems Division was acquired as part of the Lucas acquisition in January 1998.

  Our Heavy Duty Systems Division and Electric Vehicle Systems Division each operate from our facilities in Florence, KY and in Leyland, England. We have not yet completed our allocation of the assets in those facilities between the two divisions. As a result, asset data by division is not currently available. Our principal internal measure of division profitability is earnings before interest, taxes, depreciation and amortization ("EBITDA"). Corporate overhead, restructuring charges, and certain other items are not allocated to our divisions.

  Net sales of our Heavy Duty Systems Division increased to $135.6 million in 1998 from $90.4 million in 1997. EBITDA of our Heavy Duty Systems Division increased to $21.2 million, or 15.6% of net sales, in 1998, from $11.0 million, or 12.1% of net sales, in 1997. These increases resulted from our acquisition of Lucas' Heavy Duty Products Division in the United Kingdom and savings generated by combining the acquired business and our United Kingdom operations.

  Net sales of our Electric Vehicle Systems Division decreased to $78.4 million in 1998 from $81.3 million in 1997. EBITDA of our Electric Vehicle Systems Division decreased to $10.3 million, or 13.1% of net sales, in 1998, from $11.5 million, or 14.3% of net sales, in 1997. These decreases resulted from one of our European customers discontinuing a forklift model for which we supplied motors, another European customer changing primary motor suppliers and the United States government reducing purchases of control boxes and starter motors.

  Net sales of our Automotive Systems Division were $68.8 million in 1998. EBITDA of our Automotive Systems Division was $6.4 million in 1998. We acquired our Automotive Systems Division as part of the Lucas acquisition in January 1998.

Liquidity and Capital Resources

  Cash generated from operating activities during 1998 was $1.1 million (net of $5.2 million spent on redundancy costs during the period of which $4.6 million was charged to the reserve established in connection with the Lucas acquisition). For 1998, capital spending totaled $12.1 million, as compared with total capital spending of $5.6 million in 1997. Capital spending in the United States was $6.4 million in 1998 as compared to $4.1 million in 1997, an increase of $2.3 million. Capital spending in the United Kingdom was $3.4 million in 1998, as compared to $0.9 million in 1997, primarily because of spending on the consolidation of the businesses acquired in the Lucas acquisition with our previously existing businesses in the United Kingdom. Capital spending in Argentina and South Africa (both businesses acquired in the Lucas acquisition) was $1.5 million and $0.7 million, respectively. Capital expenditures for 1999 are expected to be approximately $10.0 million. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products. We also expect to spend approximately $2.8 million in 1999 on redundancy costs, to be charged to the reserve established in connection with the Lucas acquisition.

  In connection with the acquisition of our Argentina operations from Lucas in January 1998 we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables expected to be collected in 1999, 2000 and 2001, up to $4.9 million contingent upon the collection of certain fully-reserved receivables and up to $6.6 million contingent upon the achievement by our Argentina subsidiary of certain earnings targets in 1999 and 2000. Aggregate payments in 1998 totaled $1.1 million for receivables collected. Any of these contingent payments are expected to be paid from the collection of the receivables or from such earnings.

  Debt, net of cash, increased from $42.4 million at December 31, 1997 to $139.9 million at December 31, 1998, an increase of $97.5 million. The increase was due to the issuance of $125.0 million of senior notes on January 22, 1998 and the use of part of the proceeds to effect the Lucas acquisition, refinance existing indebtedness and repurchase securities. We had revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $14.1 million and $1.6 million ((Pounds)1.0 million) were available based on the December 31, 1998 levels of receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. In Argentina and South Africa we have arrangements with several banks permitting discount or borrowing against receivables. Total available credit in Argentina and South Africa as of December 31, 1997 was approximately $7.0 million.

  We expect our liquidity needs to consist primarily of working capital needs and scheduled payments of principal and interest on our indebtedness, including the senior notes and any indebtedness that may be outstanding from time to time under our revolving credit facilities. We expect our short-term liquidity needs to be provided by operating cash flows and borrowings under our revolving credit facilities. We expect to fund our long term liquidity needs from our operating cash flows, the issuance of debt and/or equity securities and bank borrowings. We believe that cash flows from operations, our existing cash balances and amounts available under our revolving credit facilities will be adequate to meet our anticipated requirements for working capital, planned capital expenditures, investments, and principal and interest payments on debt for at least the next twelve months. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

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

  We have completed our Year 2000 assessments of our information technology and embedded systems, and are continuing efforts to prepare our systems and applications for the Year 2000 as part of a larger, general program to enhance all of our computer systems. The Year 2000 element of these efforts consists primarily of installing or upgrading enterprise resource planning systems to be Year 2000 compliant at our United States, United Kingdom and Argentina facilities, and ensuring compliance by an outside service bureau utilized by our South African facility. Remediation efforts in the United States are more than 95% complete as of December 31, 1998 and all actions are expected to be completed and all systems are expected to be updated by early 1999. Because the majority of our operations outside of the United States were acquired in early 1998 and these operations were not Year 2000 compliant, our efforts to deal with the Year 2000 issue outside the United states are further from completion than our domestic programs. In Argentina a new system has been selected and installation begun. In the United Kingdom a system used in two locations is being replaced, while the system in use at a third location is being upgraded for Year 2000 compliance. We expect all of our efforts outside the United States to be completed and tested by July 31, 1999. We expect that the material aspects of system upgrades and remediation efforts at all of our facilities will be completed and accordingly will be Year 2000 compliant prior to December 31, 1999. In addition, we have reviewed our product base and believe that our products will not be affected by Year 2000 issues.

  In connection with the overall computer enhancement program, including Year 2000 compliance, we expect to incur aggregate internal and third-party costs of approximately $3.0 million, of which approximately $1.6 million had been incurred as of December 31, 1998. These costs include approximately $0.5 million related to in-house efforts to enhance the performance of our United States warehousing systems, approximately $1.0 million for each of the United Kingdom and Argentina software conversions and approximately $0.5 million related to ancillary Year 2000 remediation efforts.

  We rely on third party vendors and service providers for certain products and services, including certain data processing capabilities. We are communicating with our principal vendors and service providers to assess the Year 2000 readiness of their products and services. Responses indicate that our significant providers currently have compliant versions available or are well into the renovation and testing phases with completion scheduled prior to December 31, 1999. However, we can give no guarantee that the systems of these vendors and service providers on which we rely will be timely Year 2000 compliant. Our contingency planning for Year 2000 issues relates primarily to securing backup vendors (which have been identified for key purchased products) and the possibility of stockpiling raw materials. Contingency planning will continue throughout 1999 and our plans will be modified based upon the progress of our remediation efforts, system updates and installations and based upon our communications with selected suppliers.

  While we believe that the estimated cost of becoming Year 2000 compliant will not be significant to our results of operations, failure to complete all the work in a timely manner could have a material adverse effect on our results of operations. While we expect all planned work to be completed, we cannot guarantee that all systems will be in compliance by the Year 2000, that the systems of suppliers and other companies and government agencies on which we rely will be converted in a timely manner or that our contingency planning will be able to fully address all potential interruptions. Therefore, date-related issues could cause delays in our ability to produce or ship our products, process transactions or otherwise conduct business in any of our markets.

Net Operating Losses

  At December 31, 1998 we had net operating loss carryforwards for tax reporting purposes of approximately $14.0 million related to U.S. tax reporting. The net operating losses in the United States expire beginning in 2006.

Inflation

  We believe that the relatively moderate inflation over the last few years has not had a significant impact on our revenues or profitability and that we have been able to offset the effects of inflation by increasing prices or by realizing improvements in operating efficiency.

Item 8. Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Prestolite Electric Holding, Inc.:

  In our opinion, the consolidated financial statements listed in the index appearing under item 14(a) on page 48 present fairly, in all material respects, the financial position of Prestolite Electric Holding, Inc. and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a) on page 48, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these consolidated financial statements based on generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 10, 1999
Detroit, Michigan

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 1998 and 1997
                      (in thousands, except share amounts)

                                                               1998     1997
                                                             --------  -------
                           Assets
Current assets:
  Cash...................................................... $    896  $   455
  Accounts receivable, net of allowance for doubtful
   accounts of $3,338 and $1,812 at December 31, 1998 and
   1997, respectively.......................................   51,352   26,326
  Inventories, net..........................................   52,082   24,687
  Deferred tax asset........................................    2,134    3,226
  Prepaid and other current assets..........................    2,286      965
                                                             --------  -------
    Total current assets....................................  108,750   55,659
                                                             --------  -------
Property, plant and equipment:
  Land......................................................    6,726      771
  Building and improvements.................................   22,707   12,840
  Equipment and tooling.....................................   54,863   31,461
  Construction in progress..................................    2,699    1,276
                                                             --------  -------
                                                               86,995   46,348
  Less accumulated depreciation.............................  (30,931) (20,169)
                                                             --------  -------
                                                               56,064   26,179
Deferred tax asset..........................................    1,002      --
Investments.................................................    4,996    2,597
Intangible assets...........................................   11,528    2,834
Long-term receivables, pension asset and assets of discon-
 tinued operations..........................................    5,807    1,416
                                                             --------  -------
                                                             $188,147  $88,685
                                                             ========  =======
                        Liabilities
Current liabilities:
  Revolving credit.......................................... $  4,935  $ 3,052
  Current portion of long-term debt.........................    2,401    1,144
  Accounts payable..........................................   26,088   12,042
  Accrued liabilities.......................................   27,135   12,029
                                                             --------  -------
    Total current liabilities...............................   60,559   28,267
Long-term debt..............................................  133,416   29,467
Subordinated debt, net......................................      --     9,267
Deferred gain and other long-term liabilities...............    3,090    1,034
Deferred tax liabilities....................................      --     1,707
                                                             --------  -------
    Total liabilities.......................................  197,065   69,742
STOCKHOLDERS' EQUITY
Common stock, par value $.01; 5,000,000 shares authorized,
 3,303,000 shares issued and outstanding in 1998 and 1997,
 respectively...............................................        2        2
Paid-in capital.............................................   16,623   16,623
Stock warrants, for 171,740 shares..........................      --     3,239
Retained earnings (accumulated deficit).....................     (404)    (634)
Notes receivable, employees' stock purchase, 7.74%, due
 2002.......................................................     (559)    (346)
Foreign currency translation adjustment.....................     (131)     379
Treasury stock, 1,310,000 and 32,000 shares in 1998 and
 1997, respectively, at cost................................  (24,449)    (320)
                                                             --------  -------
    Total stockholders' equity..............................   (8,918)  18,943
                                                             --------  -------
                                                             $188,147  $88,685
                                                             ========  =======

   The accompanying notes are an integral part of the consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                     1998      1997      1996
                                                   --------  --------  --------
Net sales........................................  $282,801  $171,700  $148,765
Cost of goods sold...............................   224,561   137,792   120,585
                                                   --------  --------  --------
  Gross profit...................................    58,240    33,908    28,180

Selling, general and administrative expenses.....    38,648    23,188    20,986
Costs associated with option repurchase..........     2,101       --        --
Restructuring charge.............................       711       --         56
                                                   --------  --------  --------
  Operating income...............................    16,780    10,720     7,138

Interest expense.................................    13,494     5,384     5,313
Other............................................       (64)      210       108
                                                   --------  --------  --------
  Income from continuing operations, before
   income taxes and extraordinary loss...........     3,350     5,126     1,717

Provision (benefit) for income taxes.............     1,845     2,303    (2,314)
                                                   --------  --------  --------
  Income from continuing operations before
   extraordinary loss............................     1,505     2,823     4,031
Income (loss) from discontinued operation
 (including asset write-down of $2,500 in 1997),
 net of taxes of $1,116 and $175 in 1997 and
 1996, respectively..............................       --     (1,673)      312
                                                   --------  --------  --------
  Income before extraordinary loss...............     1,505     1,150     4,343

Extraordinary item--loss on debt refinancing, net
 of taxes of $716................................     1,275       --        --
                                                   --------  --------  --------
    Net income...................................  $    230  $  1,150  $  4,343
                                                   ========  ========  ========
Basic earnings per common share
  Income from continuing operations..............  $   0.71  $   0.82  $   1.17
  Discontinued operations........................       --      (0.49)     0.09
  Extraordinary item.............................     (0.60)      --        --
                                                   --------  --------  --------
    Net income...................................  $   0.11  $   0.33  $   1.26
                                                   ========  ========  ========
Diluted earnings per common share
  Income from continuing operations..............  $   0.67  $   0.78  $   1.13
  Discontinued operations........................       --      (0.46)     0.09
  Extraordinary item.............................     (0.57)      --        --
                                                   --------  --------  --------
    Net income...................................  $   0.10  $   0.32  $   1.22
                                                   ========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries

                Consolidated Statement of Stockholders' Equity
             for the years ended December 31, 1998, 1997 and 1996
                     (in thousands, except share amounts)

                         Shares
                   -------------------
                                                                   Retained     Notes      Foreign
                                                                   Earnings   Receivable  Currency
                    Common   Treasury   Common Paid-in  Stock    (Accumulated  Employee  Translation Treasury
                     Stock     Stock    Stock  Capital Warrants    Deficit)     Stock    Adjustment   Stock     Total
                   --------- ---------  ------ ------- --------  ------------ ---------- ----------- --------  --------
Balance, January
 1, 1996.......... 3,303,000    16,000   $ 2   $16,623 $ 1,073     $(3,961)     $(446)      $ 126    $   (144) $ 13,273
                   Comprehensive
                      Income
                   -------------
Balance, January
 1, 1996..........

Net income........       --        --    --        --      --        4,343        --          --          --      4,343
Translation
 adjustment.......       --        --    --        --      --          --         --          424         --        424
  Comprehensive
   income.........       --        --    --        --      --          --         --          --          --        --
Common stock
 purchased and
 other............       --      8,000   --        --      --          --          50         --          (72)      (22)
                   --------- ---------   ---   ------- -------     -------      -----       -----    --------  --------
Balance, December
 31, 1996......... 3,303,000    24,000     2    16,623   1,073         382       (396)        550        (216)   18,018
Net income........    $4,343
Translation
 adjustment.......       424
                   -------------
  Comprehensive
   income.........    $4,767
                   =============
Common stock
 purchased and
 other............
Balance, December
 31, 1996.........

Net income........       --        --    --        --      --        1,150        --          --          --      1,150
Translation
 adjustment.......       --        --    --        --      --          --         --         (171)        --       (171)
  Comprehensive
   income.........       --        --    --        --      --          --         --          --          --        --
Transfer to stock
 warrants.........       --        --    --        --    2,166      (2,166)       --          --          --        --
Common stock
 purchased and
 other............       --      8,000   --        --      --          --          50         --         (104)      (54)
                   --------- ---------   ---   ------- -------     -------      -----       -----    --------  --------
Balance, December
 31, 1997......... 3,303,000    32,000     2    16,623   3,239        (634)      (346)        379        (320)   18,943
Net income........    $1,150
Translation
 adjustment.......      (171)
                   -------------
  Comprehensive
   income.........    $  979
                   =============
Transfer to stock
 warrants.........
Common stock
 purchased and
 other............
Balance, December
 31, 1997.........

Net income........       --        --    --        --      --          230        --          --          --        230
Translation
 adjustment.......       --        --    --        --      --          --         --         (510)        --       (510)
  Comprehensive
   loss...........       --        --    --        --      --          --         --          --          --        --
Purchase of stock
 warrants.........       --        --    --        --   (3,239)        --         --          --          --     (3,239)
Common stock
 sold.............       --    (16,000)  --        --      --          --        (251)        --          251       --
Common stock
 purchased and
 other............       --  1,294,000   --        --      --          --          38         --      (24,380)  (24,342)
                   --------- ---------   ---   ------- -------     -------      -----       -----    --------  --------
Balance, December
 31, 1998......... 3,303,000 1,310,000   $ 2   $16,623     --      $  (404)     $(559)      $(131)   $(24,449) $ (8,918)
                   ========= =========   ===   ======= =======     =======      =====       =====    ========  ========
Net income........    $  230
Translation
 adjustment.......      (510)
                   -------------
  Comprehensive
   loss...........    $ (280)
                   =============
Purchase of stock
 warrants.........
Common stock
 sold.............
Common stock
 purchased and
 other............
Balance, December
 31, 1998.........

   The accompanying notes are an integral part of the consolidated financial statements.

               Prestolite Electric Holding, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
              for the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                      1998     1997      1996
                                                    --------  -------  --------
Cash flows from operating activities:
 Net income.......................................  $    230  $ 1,150  $  4,343
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Loss on debt refinancing.......................     1,991      --        --
   Option repurchase..............................     2,101      --        --
   Loss on sale of discontinued operations........       --     2,500       --
   Cash provided by (used in) discontinued
    operations....................................     2,077     (979)   (2,663)
   Write-down and loss on property, plant and
    equipment held for disposal...................       --       277       167
   Deferred gain on sale and leaseback............      (233)    (233)     (117)
   Depreciation...................................    10,316    4,930     4,532
   Amortization...................................     1,470      571       714
   Loss on sale of property, plant and equipment..       112      148      (462)
   Loss from unconsolidated subsidiaries..........       133      --        --
   Deferred taxes.................................    (1,464)     171    (1,700)
   Changes in assets and liabilities:
     Accounts receivable..........................    (5,274)  (2,651)   (3,861)
     Inventories..................................    (2,280)     103      (635)
     Prepaid and other current assets.............     1,795     (233)      635
     Accounts payable.............................    (4,281)    (751)    3,944
     Accrued liabilities..........................    (5,595)   2,746    (2,337)
                                                    --------  -------  --------
   Net cash provided by operating activities......     1,098    7,749     2,560
                                                    --------  -------  --------
Cash flows from investing activities:
 Capital expenditures.............................   (12,065)  (5,638)   (6,794)
 Proceeds from sale of property, plant and
  equipment.......................................       --     1,140     2,787
 Proceeds from sale of discontinued operations
  and assets held for disposal....................        21    7,500     1,543
 Acquisitions:
   Lucas businesses, net of cash acquired of
    $2,858........................................   (41,086)     --        --
   Acquisition costs of Lucas businesses..........    (1,543)  (1,019)      --
   Purchase of certain product lines from Hobart,
    including net assets of discontinued
    operations of $5,053..........................       --       --     (7,500)
   Other..........................................      (668)     --        --
 Investment in affiliates.........................    (3,040)    (500)     (250)
 Other............................................       --       --       (122)
                                                    --------  -------  --------
 Net cash provided by (used in) investing
  activities......................................   (58,381)   1,483   (10,336)
                                                    --------  -------  --------
Cash flows from financing activities:
 Net increase (decrease) in revolving credit
  loan............................................    (7,663)   3,691     6,119
 Payments on long-term debt.......................   (22,824)  (6,799)   (7,102)
 Proceeds from borrowings.........................   125,000      --      6,000
 Costs related to new borrowings, including loss
  on refinancing of $1,991........................    (7,416)     --        --
 Purchase of treasury stock, options and
  warrants, net...................................   (29,358)     (54)      (22)
 Borrowings (payments) on capital leases, net.....      (200)    (194)       41
 Installment purchase of inventory from Hobart....       --       --      2,465
 Payments on acquisition payable to Hobart........       --    (6,150)     (633)
 Deferred gain on sale leaseback..................       --       --      1,164
 Other financing costs, net.......................        18      (76)      --
                                                    --------  -------  --------
   Net cash provided by (used in) financing
    activities....................................    57,557   (9,582)    8,032
                                                    --------  -------  --------
Effect of foreign currency exchange rate on cash..       167       10       (43)
                                                    --------  -------  --------
Net increase in cash..............................       441     (340)      213
Cash, beginning of year...........................       455      795       582
                                                    --------  -------  --------
Cash, end of year.................................  $    896  $   455  $    795
                                                    ========  =======  ========
Supplemental cash flow information:
 Interest paid....................................  $  9,010  $ 5,017  $  4,930
                                                    ========  =======  ========
 Taxes paid.......................................  $    494  $   619  $    213
                                                    ========  =======  ========
 Noncash financing transactions:
   Deferred payment on Hobart acquisition.........       --       --   $  4,318
                                                    ========  =======  ========
   Debt assumed in acquisition of Lucas
    businesses....................................  $  3,227      --        --
                                                    ========  =======  ========

   The accompanying notes are an integral part of the consolidated financial statements.

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Organization:

  Prestolite Electric Holding, Inc. ("PEI" or the "Company"), a subsidiary of Genstar Capital Corporation ("Genstar" or the "Parent"), was formed in 1991 to acquire substantially all of the assets and assume certain liabilities of Prestolite Electric Incorporated and its wholly owned subsidiaries ("Prestolite"). PEI changed its name from "PEI Holdings, Inc." to "Prestolite Electric Holding, Inc." on December 31, 1998. PEI includes the wholly owned subsidiaries Prestolite Electric Incorporated and Prestolite Electric of Michigan, Inc. Prestolite Electric Incorporated's wholly-owned subsidiaries include Prestolite Electric Limited, a U. K. corporation, Prestolite Electric
(Pty) Ltd., a South African corporation and Prestolite Indiel Argentina S. A., an Argentina corporation. Operations are generally conducted as Prestolite Electric Incorporated. There are no material differences between the financial statements of PEI and Prestolite. Separate financial statements of Prestolite have not been presented because management has determined that they would not be material to investors. Summary financial information of Prestolite is presented in Note 20.

  The Company manufactures and distributes heavy duty alternators and starter motors, direct current electric motors and other electrical components for aftermarket and original equipment application in the heavy duty vehicle, defense, material handling, marine and other industries. Sales related to U.
S. Department of Defense contracts were 4.5 percent, 11.8 percent and 10.5 percent of consolidated sales for 1998, 1997 and 1996, respectively, with about half of those sales directly to the U. S. government. No customer accounted for more than 10 percent of the Company's sales in any of the last three years. Five manufacturing facilities and one distribution warehouse are located in the United States, three manufacturing facilities are located in the United Kingdom, one manufacturing facility is located in South Africa and three manufacturing facilities are located in Argentina.

2. Acquisition:

  On January 22, 1998, Prestolite acquired the heavy duty products division of Lucas, Industries, plc, (a U. K. corporation), Lucas South Africa and Lucas Indiel Argentina S. A. (collectively referred to as the "Lucas Businesses"). The Lucas Businesses primarily manufacture alternators and starter motors for the truck, bus and automotive markets in the United Kingdom, continental Europe, South America and South Africa. The purchase price was as follows (in thousands):

   Fair value of assets acquired........................................ $86,052
   Fair value of liabilities, assumed................................... (44,852)
   Goodwill (excluding acquisition costs)...............................   2,744
                                                                         -------
     Cash, including repayment of $3,393 of debt........................  43,944
   Cash acquired........................................................  (2,858)
   Assumption of Lucas Argentina debt...................................   3,227
                                                                         -------
                                                                         $44,313
                                                                         =======

  In addition, the Company purchased $1.4 million of inventory from Lucas during 1998 and agreed to pay up to $4.1 million for certain accounts receivable as they are collected ($1,074,000 collected and paid during 1998). PEI has agreed to pay Lucas up to $6.6 if certain operating targets are achieved in Argentina in 1999 and 2000 and to pay up to $4.9 million if certain fully reserved receivables are collected. No amounts have been recorded relative to this additional $11.5 million as management believes that future payments are not probable. Any future payments will be recorded as an adjustment to the purchase price.

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

  The 1998 consolidated statement of operations includes a full year of operating results of the Lucas Businesses. Unaudited pro forma information as if the Lucas Businesses had been acquired on January 1, 1997 follows (in thousands):

                                                                     (Unaudited)
   Net sales........................................................  $300,287
   Loss from continuing operations before income taxes..............    (1,198)
   Net loss.........................................................    (2,357)
   Loss per common share (basic and fully diluted the same).........     (1.19)

3. Summary of Significant Accounting Policies:

  a. Principles of Consolidation: The consolidated financial statements include the accounts of PEI and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  b. Foreign Currency Translation: The assets and liabilities of foreign subsidiaries have been translated into U. S. dollars at the rates of exchange existing as of the balance sheet date. Revenues and expenses have been translated at the average monthly exchange rates. Translation adjustments are recorded as a separate component of stockholders' equity.

  c. Inventories: Inventories are stated at the lower of cost or market with cost being established by the last-in, first-out ("LIFO") method for substantially all inventory owned by domestic companies and by the first-in, first-out ("FIFO") method for all inventories owned by foreign subsidiaries and divisions. Approximately $33,122,000 and $6,492,000 of net inventories at December 31, 1998 and 1997, respectively, have been valued based on FIFO cost.

  d. Property, Plant and Equipment: Property, plant and equipment are stated at cost. Costs of maintenance and repairs are charged to operations when incurred; costs of renewals, betterments and additions are capitalized. The cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and the gain or loss on disposition is recognized as income.

  Depreciation is computed on a straight-line basis over the estimated useful lives of the buildings and improvements (11 to 31 years) and the machinery and equipment (3 to 10 years).

  e. Intangible Assets: Intangible assets are comprised of organization and financing costs and goodwill. At each balance sheet date management assesses whether there has been an impairment in the carrying value of intangible assets. This assessment is based on comparing amortization to anticipated cash flows and operating income.

  f. Product Warranty Costs and Service Returns: Anticipated costs related to product warranty and service returns are provided for based upon management's estimate of such costs, after consideration of historical trends and sales of the products to which such costs relate.

  g. Engineering Expenses: Engineering costs are expensed as incurred and are included in selling, general and administrative expenses. Total engineering expenses for the years ended December 31, 1998, 1997 and 1996 were $6,793,000, $5,988,000, and $5,960,000, respectively. Included in these engineering expenses are research and development costs (as defined by Statement of Financial Accounting Standards No. 2) for the years ended December 31, 1998, 1997 and 1996 of $5,415,000, $4,947,000 and $4,935,000, respectively.

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

  h. Earnings per share: Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and potentially issuable common shares.

  i. Financial Instruments: The carrying amount of the Company's financial instruments, which includes cash, accounts receivable, accounts payable, and debt other than senior unsecured notes approximates their fair value at December 31, 1998 and 1997. The fair value of the senior unsecured notes was approximately $124 million at December 31, 1998. Fair values have been determined based on management estimates and information from market sources.

  j. Comprehensive Income: In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the statement of stockholders' equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

  k. Segment Reporting: In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not impact on the Company's results of operations or financial position. See segment reporting, footnote 19.

  l. Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  m. Stock Split: During 1998, the Board of Directors of the Company approved a 20 for 1 stock split. All shares, options and earnings per share amounts for all years reflect the split.

4. Earnings per Share ("EPS"):

  In computing income available to common stockholders no adjustments were required to the amounts reported in the statement of income. Shares of common stock available and potentially issuable used in the computation are comprised of the following:

                                                  1998      1997      1996
                                                --------- --------- ---------
   Average number of shares of common stock
    used in computing basic EPS................ 2,111,812 3,275,000 3,283,000
   Warrants, issuable for a nominal exercise
    price......................................       --    171,740   171,740
                                                --------- --------- ---------
     Used in computing basic EPS............... 2,111,812 3,446,740 3,454,740
   Dilutive effect of stock options............   119,461   181,280    99,060
                                                --------- --------- ---------
     Used in computing dilutive EPS............ 2,231,273 3,628,020 3,553,800
                                                ========= ========= =========

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

5. Inventories:

  Inventories consist of the following at December 31 (in thousands):

                                                                1998     1997
                                                               -------  -------
   FIFO cost:
     Raw materials............................................ $15,980  $10,303
     Work in process..........................................  17,891    6,939
     Finished goods...........................................  21,831    8,710
                                                               -------  -------
       Total FIFO cost........................................  55,702   25,952
   Adjustment to LIFO cost....................................   1,471    1,552
   Reserves for excess and obsolescence.......................  (5,091)  (2,817)
                                                               -------  -------
                                                               $52,082  $24,687
                                                               =======  =======

  As a result of a decrease in inventory, there was a 1997 LIFO liquidation which resulted in a $216,000 decrease in income from continuing operations before income taxes ($0.06 decrease in basis and diluted earnings per share), as compared to that which would have been reported had there been no liquidation.

6. Investments:

  Investments consist of the following at December 31 (in thousands)

                                                                   1998   1997
                                                                  ------ ------
   DAX Industries, Inc. (28 percent interest).................... $1,869 $2,000
   Ecoair Corp. (7 percent interest, carried at cost)............  2,000    --
   Prestolite Asia Limited (50 percent interest).................    530    --
   Auto Ignition, Ltd. (4 percent interest, carried at cost).....    597    597
                                                                  ------ ------
                                                                  $4,996 $2,597
                                                                  ====== ======

  The investments in DAX and Ecoair each include future commitments of $500,000 at December 31, 1998. The investments in DAX and Prestolite Asia Limited are accounted for on the equity method and are net of losses recognized during 1998 of $133,000.

  The determination of fair market value for these investments is not practicable.

7. Intangible Assets:

  Intangible assets consist of the following at December 31 (in thousands):

                                                                  1998    1997
                                                                 ------- ------
   Organizational costs (5 year amortization)................... $   329 $3,167
   Goodwill (5 to 10 year amortization).........................   7,822  2,777
   Financing costs (10 year amortization).......................   5,473  1,149
                                                                 ------- ------
                                                                  13,624  7,093
   Accumulated amortization.....................................   2,096  4,259
                                                                 ------- ------
                                                                 $11,528 $2,834
                                                                 ======= ======

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

8. Accrued Liabilities:

  Accrued liabilities consist of the following at December 31 (in thousands):

                                                                 1998    1997
                                                                ------- -------
   Accrued compensation........................................ $ 3,113 $ 3,139
   Accrued warranty............................................   4,791   3,232
   Accrued environmental liability.............................     446     529
   Amount due related to investment (Note 5)...................   1,000   1,500
   Accrued restructuring.......................................   2,826     --
   Accrued interest............................................   5,044     589
   Amount due to Lucas.........................................   3,026     --
   Other accrued liabilities...................................   6,889   3,040
                                                                ------- -------
                                                                $27,135 $12,029
                                                                ======= =======

9. Debt:

  Debt consists of the following at December 31 (in thousands):

                                                                1998    1997
                                                              -------- -------
   North America:
     Revolving credit........................................ $  3,751 $18,383
     Term loan...............................................      --   10,205
     Subordinated debt.......................................      --   10,000
     Senior unsecured notes, 9.625 percent...................  125,000     --
                                                              -------- -------
       Total.................................................  128,751  38,588
                                                              -------- -------
   United Kingdom
     Revolving credit........................................    8,132     431
     Term loan...............................................      --    3,354
   South Africa..............................................      269     --
   Argentina.................................................    2,120     --
                                                              -------- -------
       Total.................................................   10,521   3,785
                                                              -------- -------
       Total term, revolving credit and subordinated debt....  139,272  42,373
   Capital lease obligations.................................    1,196     942
   Unamortized discount on subordinated debt.................      --     (733)
   Other.....................................................      284     348
                                                              -------- -------
       Consolidated total....................................  140,752  42,930
   Less current maturities...................................    7,336   4,196
                                                              -------- -------
       Long-term debt........................................ $133,416 $38,734
                                                              ======== =======

  On January 22, 1998, Prestolite issued $125 million of 9.625 percent (interest payable semiannually) unsecured senior notes. The senior notes are fully and unconditionally and irrevocably guaranteed on a senior unsecured basis by PEI. The proceeds were used to refinance existing debt, fund the acquisition of the Lucas Business and to repurchase certain PEI securities. The notes mature on February 1, 2008, and are redeemable at the option of the Company, in whole or in part, beginning on February 1, 2003 at amounts from
104.8125 percent to 100 percent of the principal, plus accrued and unpaid interest to the redemption date with the net proceeds of a public equity offering. In addition, in the event of a public equity offering, up to 35 percent of the notes may be redeemed prior to February 1, 2001 at 109.625 percent of the principal, plus accrued and unpaid interest to the redemption date.

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

  As a result of this refinancing, the Company recorded an extraordinary item of $1,275,000 (net of taxes), consisting of prepayment penalties, the write-off of unamortized financing costs related to the refinanced debt and the write-off of the unamortized discount on the subordinated debt.

  In connection with the sale of the notes the Company entered into new credit agreements in the U. S. and the U. K. The U. S. agreement consists of a $23 million revolving credit facility ($14.1 million available at December 31, 1998), including a $2 million letter of credit subfacility, which is advanced pursuant to a formula based on eligible U. S. accounts receivable and inventory levels. The borrowings are collateralized by all U. S. accounts receivable and inventories and mature on July 31, 2000. Interest is payable at the bank's prime rate (7.75 percent at December 31, 1998) or at the "London Late Eurodollar" rate plus 2.75 percent at the Company's option. In certain situations these rates are increased by 0.125 percent.

  The U. K. agreement allows the Company to borrow up to (Pounds)7 million ((Pounds)1.0 available at December 31, 1998) and is advanced based on eligible UK accounts receivable. Interest is payable at the bank's base rate, 5.50 percent at December 31, 1998, plus 1.75 percent. The agreement expires in April 2002.

  In Argentina and South Africa, the Company has arrangements with several banks which allow its subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 18 percent to 22 percent at December 31, 1998. Total available credit in Argentina and South Africa at December 31, 1998 was approximately $7 million.

  The senior notes and credit facilities mentioned above contain various covenants including limits on (a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements or common stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates.

  Maturities of debt obligations at December 31 are as follows (in thousands):

   Year
   ----
   1999................................................................ $  7,336
   2000................................................................    7,772
   2001................................................................      378
   2002................................................................      116
   2003................................................................      112
   Thereafter..........................................................  125,038
                                                                        --------
       Total........................................................... $140,752
                                                                        ========

  The amount shown as maturing in 1999 includes $4.0 million of U. K. revolving credit which the Company expects to pay, although not obligated to do so. It also includes $2.4 million borrowed in South Africa and Argentina under short-term agreements which the Company expects will be renewed in 1999.

10. Income Taxes:

  Income (loss) from continuing operations, before income taxes and extraordinary loss, consists of the following (in thousands):

                                                           1998     1997   1996
                                                          -------  ------ ------
   U. S.................................................. $(3,833) $2,866 $  442
   Foreign...............................................   7,183   2,260  1,275
                                                          -------  ------ ------
                                                          $ 3,350  $5,126 $1,717
                                                          =======  ====== ======

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

  The components of income tax related to continuing operations are as follows (in thousands):

                                                       1998     1997    1996
                                                      -------  ------  -------
   U. S.:
     Current......................................... $   400     --       --
     Deferred........................................  (1,633) $  920  $    81
     Increase (decrease) in valuation reserve........     --     (196)  (1,256)
   Foreign:
     Current.........................................   1,856     573      --
     Deferred........................................     747     202      370
     Increase (decrease) in valuation reserve........     138     489   (1,815)
   State and local...................................     337     315      306
                                                      -------  ------  -------
                                                      $ 1,845  $2,303  $(2,314)
                                                      =======  ======  =======

  A reconciliation of the U. S. statutory tax rate to the effective tax rate follows:

                                                           1998  1997   1996
                                                           ----  ----  -------
   Statutory rate......................................... 34.0% 34.0%    34.0 %
   Change in valuation reserve............................  4.1   5.7   (178.9)
   State and local, net of federal benefit................  6.6   4.1     11.8
   Difference in foreign tax rates........................  3.5   --      (3.7)
   Permanent differences..................................  3.5   --       --
   Other..................................................  3.3   1.1      2.0
                                                           ----  ----  -------
       Effective tax rate................................. 55.0% 44.9% (134.8)%
                                                           ====  ====  =======

  The major components of deferred taxes (stated on an after tax basis) on the balance sheet are as follows (in thousands):

                                                                1998     1997
                                                              --------  -------
   Accrued tax benefit carryforwards......................... $ 18,877  $ 2,201
   Assets of discontinued operations.........................      --     1,015
   Current liabilities.......................................    2,424    2,176
   Accounts receivable.......................................      633      320
   Inventories...............................................     (641)  (1,471)
   Property, plant and equipment.............................     (906)  (3,511)
   Pension liability.........................................     (569)     --
   Other.....................................................      399      789
   Valuation reserve.........................................  (17,081)     --
                                                              --------  -------
                                                              $  3,136  $ 1,519
                                                              ========  =======

  PEI has net operating loss ("NOL") carryforwards at December 31, 1998 for U.
S. tax reporting purposes of approximately $14.0 million and approximately $550,000 of alternative minimum tax benefit carryforwards. The NOLs in the U.
S. expire beginning in 2006. The Argentina subsidiary has NOL carryforwards at December 31, 1997 of approximately $38.3 million which expire in 2000 through 2004. The valuation reserve represents a full reserve against the net deferred tax assets position of the Argentina operation as management believes that realization of this benefit is not probable. The increase in the reserve during 1998 was the result of an increase in the net deferred tax assets of Argentina.

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

11. Employee Benefit Plans:

  The Company has retirement savings plans for substantially all of its United States employees. These retirement savings plans have cash or deferred salary arrangements and include an option for matching contributions by the Company. The Company's matching contributions to these plans were $653,000, $699,000 and $663,000 for 1998, 1997 and 1996, respectively.

  The Company also has defined benefit plans that cover certain former employees. Benefits under these defined benefit plans are based on years of service. The Company's funding policy is to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company's subsidiaries in the U. K. and South Africa provide benefits based on the employees' earnings. The Company's funding policy is to meet the minimum funding requirements imposed by current statutes or tax regulations.

  Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosure about pension and other postretirement plans. It does not change the measurements or recognition of these plans.

  The following provides a reconciliation of benefit obligations, plan assets and funded status of the United States defined benefit plans at December 31, 1998 and 1997, based upon most recent actuarial valuations (December 31, 1998 and 1997), (in thousands):

                                                                  1998    1997
                                                                 ------  ------
   Change in benefit obligation:
     Benefit obligation at beginning of year.................... $2,927  $2,944
     Service cost...............................................     12      12
     Interest cost..............................................    211     209
     Actuarial (gain) loss......................................    118     (94)
     Benefits paid..............................................   (189)   (144)
                                                                 ------  ------
     Benefit obligation at end of year..........................  3,079   2,927
                                                                 ------  ------
   Change in plan assets:
     Fair value of plan assets at beginning of year.............  2,429   2,205
     Actual return on plan assets...............................    351     270
     Employer contribution......................................     94      98
     Benefits paid..............................................   (189)   (144)
                                                                 ------  ------
     Fair value of plan assets at end of year...................  2,685   2,429
                                                                 ------  ------
   Funded status................................................   (394)   (498)
   Unrecognized net actuarial gain..............................    (68)    (30)
                                                                 ------  ------
   Accrued benefit cost......................................... $ (462)   (528)
                                                                 ======  ======
   Weighted-average assumptions as of December 31:
     Discount rate..............................................   7.25%   8.00%
     Expected return on plan assets.............................   8.00%   8.00%
     Rate of compensation increase..............................

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                                                            Pension Benefits
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
   Components of net periodic benefit cost:
     Service Cost.......................................... $  12  $  13  $  50
     Interest cost.........................................   211    209    207
     Expected return on plan assets........................  (195)  (176)  (153)
                                                            -----  -----  -----
       Net periodic benefit cost........................... $  28  $  46  $ 104
                                                            =====  =====  =====

  The following provides a reconciliation of benefit obligations, plan assets and funded status of the U. K. and South Africa plans at December 31, 1998 and 1997, based upon the most recent actuarial valuation (December 31, 1998 and 1997), is as follows (in thousands):

                                                                1998     1997
                                                               -------  -------
   Change in benefit obligation:
     Benefit obligation at beginning of year.................. $ 9,525  $ 8,733
     Service cost.............................................   1,992      480
     Interest cost............................................     998      693
     Plan participant's contributions.........................   1,071      --
     Actuarial loss...........................................     297      274
     Acquisition..............................................   2,657      --
     Benefits paid............................................    (922)    (655)
                                                               -------  -------
     Benefit obligation at end of year........................  15,618    9,525
                                                               -------  -------
   Change in plan assets:
     Fair value of plan assets at beginning of year...........  12,262   10,614
     Actual return on plan assets.............................    (514)   2,103
     Acquisition..............................................   3,998      --
     Employer contribution....................................   1,530      200
     Plan participants' contributions.........................   1,071      --
     Benefits paid............................................    (922)    (655)
                                                               -------  -------
     Fair value of plan assets at end of year.................  17,425   12,262
                                                               -------  -------
   Funded status..............................................   1,807    2,737
   Unrecognized transition (asset) obligation.................    (957)  (1,086)
   Unrecognized prior service cost............................     444      497
   Unrecognized actuarial (gain)/loss.........................     236   (2,146)
                                                               -------  -------
   Prepaid benefit cost....................................... $ 1,530  $     2
                                                               =======  =======
   Weighted-average assumptions as of December 31:
     Discount rate............................................   7%-12%    7.00%
     Expected return on plan assets...........................   8%-12%    8.00%
     Rate of compensation increase............................ 5%-10.5%    5.00%

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                                                         Pension Benefits
                                                       -----------------------
                                                        1998    1997    1996
                                                       -------  -----  -------
   Components of net periodic benefit cost:
     Service Cost..................................... $ 1,992  $ 480  $   438
     Interest cost....................................     998    693      657
     Expected return on plan assets...................  (1,482)  (876)  (1,070)
     Amortization of transition (asset) obligation....    (129)  (129)
     Amortization of prior service cost...............      53     53
     Recognized net actuarial loss....................     (89)  (121)
                                                       -------  -----  -------
       Net periodic benefit cost...................... $ 1,343  $ 100  $    25
                                                       =======  =====  =======

12. Environmental Issues:

  Certain plants (primarily one manufacturing facility owned by the Company and one manufacturing facility previously owned by the Company) are in the process of remedial cleanup and containment for environmental contamination that occurred prior to PEI's acquisition of Prestolite. PEI has assumed a portion of the environmental liability related to the acquired facilities. The prior owners of the two manufacturing facilities have taken the lead to manage the cleanup and remedial actions. They bill PEI for its share of the costs. The liability of $446,000 and $529,000 at December 31, 1998 and 1997, respectively, included in current liabilities is based upon environmental studies and represents management's best estimate of the Company's share of the liability for cleanup and containment costs. Management believes that the majority of its share of the costs will be expended in 1999. While it is possible that the cleanup and containment costs could exceed the liability recorded, management does not believe any excess would materially affect future consolidated financial statements of PEI.

13. Leases:

  The Company leases certain office and manufacturing facilities, data processing equipment and automobiles under long-term operating lease agreements. In the current year, the Company entered into capital leases for certain manufacturing and engineering equipment and improvements related to real property. The leases expire on various dates through 2006. The following are schedules of future minimum lease payments for operating and capital leases (with terms in excess of one year) at December 31, 1998 (in thousands):

   Operating leases:
     1999................................................................ $2,132
     2000................................................................  1,855
     2001................................................................  1,502
     2002................................................................  1,113
     2003................................................................  1,086
     Thereafter..........................................................  2,182
                                                                          ------
                                                                           9,870
                                                                          ======

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

  Rent expense for operating leases was $2,493,000, $3,195,000 and $1,622,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   Capital leases (year ended December 31):
     1999................................................................... $  461
     2000...................................................................    386
     2001...................................................................    306
     2002...................................................................    170
     2003...................................................................     52
     Thereafter.............................................................     80
                                                                             ------
       Total minimum lease payments.........................................  1,455
       Less imputed interest................................................    259
                                                                             ------
       Present value of net minimum lease payments.......................... $1,196
                                                                             ======

  The book value, as of December 31, 1998, of equipment under capital leases was $1,286,000 which is net of amortization of $851,000.

14. STOCK OPTIONS AND WARRANTS:

  PEI has established a stock option plan for certain designated employees. The Company has reserved 350,280 shares for the plan. Options issued have exercise prices of $5.00 to $18.86 per share, and no options have been exercised. Options generally vest 20 percent per year over five years but may not be exercised until 90 days following the effective date of a registration statement under the Securities Act of 1933 or upon receipt by PEI of a legal opinion that registration is not required. The exercise date may be accelerated upon a change of control of the Company. The options expire 10 years from the date of grant.

  The changes in stock options outstanding for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              OPTIONS    PRICE
                                                              --------  --------
   Outstanding at January 1, 1996............................  332,900   $ 5.60
   Granted...................................................   86,000     8.25
   Forfeited.................................................  (57,500)    7.20
                                                              --------   ------
   Outstanding at December 31, 1996..........................  361,400   $ 6.20
                                                              ========   ======
   Outstanding at January 1, 1997............................  361,400   $ 6.20
   Forfeited.................................................  (51,500)    5.90
                                                              --------   ------
   Outstanding at December 31, 1997..........................  309,900   $ 6.25
                                                              ========   ======
   Outstanding at January 1, 1998............................  309,900   $ 6.25
   Granted...................................................   95,500    18.86
   Forfeited.................................................  (12,100)    7.80
   Repurchased............................................... (123,960)    5.31
                                                              --------   ------
   Outstanding at December 31, 1998..........................  269,340   $11.10
                                                              ========   ======
   Exercisable at December 31, 1998                                --       --
                                                              ========   ======
   Vested at December 31, 1998...............................  120,660   $ 6.37
                                                              ========   ======

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

  The repurchase of the 123,960 options for $2,101,000 was charged to operations during 1998. All shares and per share amounts reflect the 20-for-1 stock split effective March 26, 1998.

  Information with respect to stock options outstanding at December 31, 1998 follows:

                                                                                     Average
                                                                                    Remaining
                                       Outstanding                                 Contractual
            Exercise                   at Dec 31,                                     Life
             Price                        1998                                       (Years)
            --------                   -----------                                 -----------
            $ 5.00                       59,840                                        3.3
              6.25                       20,400                                        5.0
              8.25                       94,600                                        6.6
             18.86                       94,500                                        9.3

  The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" ("APB 25") in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

  As required by SFAS 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1995, under the fair value method of SFAS 123.

  Principal assumptions used in calculating the pro forma information were as follows (no options issued in 1997):

                                                                    1998   1996
                                                                    -----  ----
   Risk free interest rates........................................  4.73% 6.31%
   Expected life, in years.........................................  7.00  7.00
   Expected volatility.............................................   --    --
   Expected dividend yield.........................................   --    --
   Weighted average fair value of options granted.................. 18.86  5.31

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                             1998  1997   1996
                                                             ---- ------ ------
   Net income, as reported.................................. $230 $1,150 $4,343
   Net income, pro forma....................................  145  1,094  4,265
   Earnings per common share, as reported:
     Basic.................................................. 0.11   0.33   1.26
     Diluted................................................ 0.10   0.33   1.22
   Earnings per common share, pro forma:
     Basic.................................................. 0.07   0.32   1.23
     Diluted................................................ 0.06   0.30   1.20

  The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

15. Related Party Transactions:

  The Company has a management consulting agreement with Genstar Investment Corporation ("GIC"), an affiliate of Genstar. Under the agreement, the Company pays GIC a management consulting fee. For the years ended December 31, 1998, 1997 and 1996, $900,000, $800,000 and $800,000, respectively, were charged to operations under this agreement. At December 31, 1998 and 1997, $225,000 and $200,000, respectively, of these fees were accrued and unpaid.

16. Litigation and Claims:

  Various legal actions and claims are pending or may be instituted or asserted in the future against the Company. The outcome of individual matters is not predictable at this time. Except as related to environmental issues as discussed in Note 12, the potential aggregate amount of liability at December 31, 1998 and 1997 with respect to these matters cannot be ascertained; however, management believes that any resulting unrecorded liability would not materially affect the future consolidated financial statements of the Company.

17. Discontinued Operations:

  During the third quarter of 1997, the Company sold its welding equipment division for $7.5 million plus commitments from the buyer to acquire up to $1.9 million of inventory not included in the initial sale. Net assets of discontinued operations at December 31, 1998 and 1997 are $512,000 and $1,416,000, respectively, and the 1998 balance includes primarily amounts due from the buyer and unsold inventory of the welding equipment division. This division was acquired during 1996 as a part of the purchase of certain product lines from Hobart Brothers Company. This division is treated as a discontinued operation, and the financial statements exclude the operations of the welding equipment division from continuing operations. In 1997, the Company recorded a $1.5 million after tax loss on the sale ($2.5 million loss less $1 million tax benefit).

18. Restructuring Charge:

  During 1998 and in connection with the acquisition of the Lucas Businesses, the Company announced restructuring plans related primarily to its operations in the United Kingdom and Argentina. All costs related to the plans are for employee severance, and that portion of the cost related to the acquired Lucas Businesses was recorded as a liability assumed as of the date of acquisition. The following is a summary of the restructuring (in thousands).

                                                  Initial     Paid    Accrued
                                               Restructuring During  Liability
                                                  Charge      1998  Dec 31, 1998
                                               ------------- ------ ------------
   Severance cost related to nonacquired
    business and charged to 1998 operations..     $  711     $  495    $  216
   Severance cost related to acquired Lucas
    businesses and recorded as a liability of
    the acquired businesses..................      6,973      4,363     2,610
                                                  ------     ------    ------
                                                  $7,684     $4,858    $2,826
                                                  ======     ======    ======

19. Segment Reporting:

  In 1998, the Company adopted SFAS 131. Prior year information has been restated to conform with the provisions of SFAS 131. The Company operates in four principal geographic areas. Sales in South Africa and Argentina consist largely of products for the automotive market while sales of products in the United States and United Kingdom consist largely of products for non-automotive application. Sales between geographic segments and between operating segments are priced at cost plus a standard markup.

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

  The accounting policies of the non-U. S. operations are the same as those presented in Note 3. Financial information summarized by geographic area is as follows:

                                       United
                                     Kingdom and Argentina
                             North   Continental    and     South
                            America    Europe     Brazil   Africa  Other   Total
                            -------- ----------- --------- ------- ------ --------
   Sales to external
    customers, based on
    country of domicile:
     1998.................. $141,548   $72,444    $56,030  $12,779        $282,801
     1997..................  141,298    30,402                             171,700
     1996..................  122,633    26,132                             148,765
   Sales to external
    customers, based on
    location of customers,
    1998...................  137,802    69,642     56,199   10,423 $8,735  282,801
   Long-lived assets:
     1998..................   22,262    23,346      8,296    2,160          56,064
     1997..................   21,774     4,405                              26,179
     1996..................   21,593     4,224                              25,817

  During 1998 the Company began to manage itself on the basis of three business units (Heavy Duty Systems, Electric Vehicle Systems, and Automotive Systems) and to evaluate the performance of its segments based on earnings before interest expense, taxes, depreciation and amortization and excluding restructuring and option repurchase charges ("EBITDA"). In accordance with SFAS No. 131, the operating results for the years ended December 31, 1998 and 1997 are summarized below. Corporate overhead and certain other charges are not allocated to the divisions. The accounting policies of the segments are the same as those presented in Note 3. Segment assets are not currently broken out in the normal course of managing segment operations, accordingly, such information is not available for disclosure.

  Information by operating segment is summarized below:

                             Heavy   Electric
                              Duty   Vehicle  Automotive
                            Systems  Systems   Systems   Unallocated
                            Division Division  Division     Costs     Total
                            -------- -------- ---------- ----------- --------
   Sales to external
    customers:
     1998.................. $135,626 $78,366   $68,809               $282,801
     1997..................   90,381  81,319                          171,700
     1996..................   81,428  67,337                          148,765
   EBITDA:
     1998..................   21,180  10,328     6,437     $(6,503)    31,442
     1997..................   10,978  11,548                (6,515)    16,011
     1996..................    9,269   8,059                (4,996)    12,332

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

  A reconciliation of EBITDA to income from continuing operations before income taxes follows:

                                                         1998    1997    1996
                                                        ------- ------- -------
   EBITDA for reporting segments....................... $31,442 $16,011 $12,332
   Depreciation and amortization.......................  11,786   5,501   5,246
   Option repurchase...................................   2,101
   Restructuring.......................................     711              56
   Interest expense....................................  13,494   5,384   5,313
                                                        ------- ------- -------
     Income from continuing operations before income
      taxes............................................ $ 3,350 $ 5,126 $ 1,717
                                                        ======= ======= =======

20. Summary Financial Information:

  Summary consolidated financial information of Prestolite Electric Incorporated follows (in thousands):

                                                     1998      1997     1996
                                                   --------  -------- --------
   Statement of operations:
     Net sales.................................... $282,801  $171,700 $148,765
     Gross profit.................................   58,240    33,908   28,180
     Income from continuing operations before
      extraordinary loss..........................    1,467     2,812    4,024
     Net income...................................      192     1,139    4,336
   Balance sheet:
     Current assets...............................  108,750    55,659
     Noncurrent assets............................   79,397    33,026
     Current liabilities..........................   60,497    28,175
     Noncurrent liabilities.......................  136,506    41,475
     Stockholders' equity.........................   (8,856)   19,035

                                                                    SCHEDULE II

              PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                               ADDITIONS
                                    -------------------------------
                         BALANCE AT   RESERVES   CHARGE TO CHARGED                BALANCE AT
                         BEGINNING    ADDED W/   COSTS AND TO OTHER                 END OF
                         OF PERIOD  ACQUISITIONS EXPENSES  ACCOUNTS DEDUCTIONS(1)   PERIOD
                         ---------- ------------ --------- -------- ------------- ----------
Allowance for Doubtful
 Accounts:
  Year ended December
   31, 1998.............   $1,812      $1,042     $1,720               $1,236       $3,338
  Year ended December
   31, 1997.............   $1,662                 $  608               $  458       $1,812
  Year ended December
   31, 1996.............   $1,285                 $  499               $  122       $1,662
  Year ended December
   31, 1995.............   $1,218                 $  223               $  156       $1,285

Reserve for Inventory
 Obsolescence:
  Year ended December
   31, 1998.............   $2,817      $2,204     $1,517               $1,447       $5,091
  Year ended December
   31, 1997.............   $3,176                 $  908               $1,267       $2,817
  Year ended December
   31, 1996.............   $3,146                 $  708               $  678       $3,176
  Year ended December
   31, 1995.............   $2,937                 $  787               $  578       $3,146

--------
(1) Deductions related to the allowance for doubtful accounts relate to the writeoff of uncollectable accounts and to changes to the reserves for the return of used parts. Deductions related to inventory obsolescence relate primarily to the disposal of obsolete inventory.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

  None.

                                   PART III

Item 10. Directors and Executive Officers

  The following table sets forth certain information as of December 31, 1998, with respect to our executive officers and directors:

Name                     Age Position
----                     --- --------
P. Kim Packard..........  59 President, Chief Executive Officer and Director
Kenneth C. Cornelius....  54 Senior Vice President, Chief Financial Officer and Secretary
Dennis P. Chelminski....  45 Controller, Treasurer and Assistant Secretary
Thomas C. Dolson........  65 Vice President and Division President, Prestolite Products Division
Michael Lea.............  54 Vice President and Division President, Prestolite Electric Limited
I. Conrad Schwab........  57 Vice President and Division President, Prestolite Power Division
Richard D. Paterson
 (a)(b).................  56 Chairman of the Board and Director
Ross J. Turner (b)......  68 Director
John A. West (a)(b).....  70 Director

--------
(a)  Member of audit committee
(b)  Member of compensation committee

  K.Kim Packard began service as our President, Chief Executive Officer and a director in December 1991. Previously, Mr. Packard was President and Chief Operating Officer of Hobart Brothers Company of Troy, Ohio for six years, and prior to that President of Warner & Swasey and an officer or executive of various divisions of Allied/Bendix. He also served in various marketing, sales and executive capacities with GTE Sylvania. Mr. Packard holds a B.S. in electrical engineering from Pennsylvania State University and an M.S. from the Massachusetts Institute of Technology, where he was a Sloan Fellow. He is also a director of Kurz-Kasch Corporation, Dayton, Ohio.

  Kenneth C. Cornelius began service as our Vice President and Chief Financial Officer in August 1992 and has been our Secretary since 1993. Previously, he was Chief Financial Officer with M-C Industries for three years, after spending 17 years with Maremont Corporation in various financial positions, including eight years as Vice President and Chief Financial Officer. Mr. Cornelius holds a B.A. from Carleton College and an M.B.A. from the University of Michigan.

  Dennis P. Chelminski began service as our Controller, Treasurer and Assistant Secretary in February 1992. He held the position of our Chief Accounting Officer from October 1991 to February 1992 and was our Manager of Financial Analysis under our prior ownership. Prior to 1986, he held various financial positions with Eltra Corporation and AlliedSignal Corporation. Mr. Chelminski holds a B.S. in accounting from the University of Toledo, and is a C.P.A.

  Thomas C. Dolson began service as our Vice President and President of our Prestolite Products Division in November 1994. He previously served as Chief Operating Officer of M-C Industries and Chief Executive Officer of Nitram Energy. Mr. Dolson also served more than twenty years in the U.S. Marine Corps, with his final rank being Lieutenant Colonel. He holds a B.S. in Business from the University of Idaho and M.S. in Personnel Administration from George Washington University.

  Michael Lea began service as our Vice President and Division President of our United Kingdom subsidiary in December 1993. He had previously been Sales and Marketing Director of Polypenco Ltd. From 1977 to 1990 he served in various positions with GKN, leading to Managing Director of GKN Composites Ltd. Mr. Lea is a Chartered Engineer holding Bachelor of Technology in Metallurgy and Doctor of Philosophy in Engineering degrees from Brunel University in West London, England.

  I. Conrad Schwab began service as Vice President and Division President of our Prestolite Power Division in conjunction with our acquisition of two product lines from Hobart Brothers Company in February 1996. He joined Hobart in 1988 as General Manager of the Ground Power Division. He was formerly General Manager, Personal Aircraft, at Piper Aircraft, Director of Business Development for Fiat-Allis, and served in various positions for Firestone in Europe. He received a B.A. in Biological Science from Johns Hopkins University, did graduate studies at the University of Tubingen in Germany and received a Master of Foreign Trade from the American Graduate School of International Management.

  Richard D. Paterson has been a director and Chairman of the board of directors since 1991. Mr. Paterson has been Executive Vice President and a director of Genstar Investment Corporation, an affiliate of Genstar Capital Corporation, since 1987 and was a director of Genstar Capital Corporation from 1988 through August 1995. In addition, he is currently a director of a number of privately held corporations.

  Ross J. Turner has been a director since 1991. Mr. Turner has been Chairman of the board of directors of Genstar Investment Corporation since 1987 and was a director of Genstar Capital Corporation from 1988 through August 1995. Mr. Turner is the Deputy Chairman and a director of Rio Algom Limited in Canada and of Guy F. Atkinson Company and Blue Shield of California in the United States. In addition, he is currently a director of a number of privately held corporations.

  John A. West has been a director since 1991. Mr. West has been Executive Vice President of Genstar Investment Corporation since 1992 and a director of Genstar Investment Corporation since 1987. He was a director of Genstar Capital Corporation from 1988 through August 1995. In addition, he is currently a director of a number of privately held corporations.

  Directors are elected annually to serve until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are appointed by, and serve at the discretion of, our board of directors. None of the executive officers or directors is related by blood, marriage or adoption to any other executive officer or director.

Item 11. Executive Compensation

                          Summary Compensation Table

  The following table summarizes all compensation paid for the years ended December 31, 1998 and 1997 to the Chief Executive Officer and the four other highest compensated executive officers who were serving as executive officers at December 31, 1998:

                                       Annual Compensation
                          ---------------------------------------------
                                                                         Long-Term    All Other
   Name and Principal                                   Other Annual    Compensation Compensation
        Position          Year Salary($) Bonus($)(a) Compensation($)(b)  Awards(c)      ($)(d)
   ------------------     ---- --------- ----------- ------------------ ------------ ------------
P. Kim Packard .........  1998  377,192   $185,000          --              --        1,339,628
 President and Chief      1997  305,000    249,900          --              --           10,220
 Executive Officer
Kenneth C. Cornelius....  1998  184,354     65,300          --              --          205,121
 Senior Vice President
 and                      1997  156,769     95,800          --              --            6,034
 Chief Financial Officer
Thomas C. Dolson........  1998  158,485     29,200          --              --          109,976
 Vice President and       1997  135,292     71,100          --              --            6,109
 Division President,
 Prestolite Products
I. Conrad Schwab........  1998  155,388     51,600          --              --           47,420
 Vice President and       1997  134,385     94,000          --              --            5,183
 Division President,
 Prestolite Power
Michael Lea ............  1998  125,021     55,900          --              --          161,941
 Vice President and       1997   97,940     55,420          --              --           10,956
 Division President,
 Prestolite Electric
 Limited

--------
(a) Amounts in 1997 reflect bonuses earned during 1997 but paid during 1998. Amounts in 1998 reflect bonuses earned during 1998 but paid during 1999.
(b) Other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the officer for the year.
(c) The company did not make any long-term incentive awards to any of these officers in 1998.
(d) Amounts in 1997 and 1998 reflect premiums paid for life insurance coverage in excess of $50,000 and contributions by us pursuant to our 401(k) plan and other pension plan and in 1998 also reflect payments in connection with a repurchase of shares and options to purchase shares. See Item 13. "Certain Relationships and Related Transactions--The Recapitalization." Also includes for Messrs. Packard and Cornelius in 1998 and 1997 interest on deferred compensation (Mr. Packard--$7,500; Mr. Cornelius--$2,500) payable pursuant to a Deferred Compensation Agreement between us and each of Messrs. Packard and Cornelius.

                       Option Grants in Last Fiscal Year

  The following table sets forth certain information concerning the grant of stock options during the fiscal year.





                                                                        Potential
                                                                    Realization Value
                                     Individual Grants              at Assumed Annual
                         ------------------------------------------  Rates of Stock
                         Number of  % of Total                            Price
                         Securities  Options                        Appreciation for
                         Underlying Granted to Exercise              Option Term (b)
                          Options   Employees  Price per Expiration -----------------
Name                      Granted    in 1998   Share (a)    Date       5%       10%
----                     ---------- ---------- --------- ---------- -------- --------
P. Kim Packard..........   31,500      33.0     $18.86     4/3/08   $373,620 $946,826
Kenneth C. Cornelius....   10,400      10.9      18.86     4/3/08    123,353  312,603
Thomas C. Dolson........    7,800       8.2      18.86     4/3/08     92,515  234,452
I. Conrad Schwab........    6,900       7.2      18.86     4/3/08     81,840  207,400
Michael Lea.............    7,800       8.2      18.86     4/3/08     92,515  234,452

--------
(a) The exercise price was equal to the fair market value of the common stock on the date of the grant, as determined by our board of directors and based upon our historical and projected financial performance.
(b) The 5% and 10% assumed rates are prescribed by the rules and regulations of the Securities and Exchange Commission and do not represent our estimate or projection of the future trading price of our common stock. We cannot assure that any of the values reflected in this table will be achieved. Actual gains, if any, on stock option exercises are dependent on numerous factors, including our future performance, overall conditions and the option holder's continued employment throughout the entire vesting period and option term, which factors are not reflected in this table.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                    Values

  The following table summarizes the exercise of options during the year ended December 31, 1998 and number and value of all unexercised options held by certain executive officers as of December 31, 1998.

                                                     Number of Securities      Value of Unexercised
                                                    Underlying Unexercised     In-The-Money Options
                            Shares                   Options at FY-End (#)       at FY-End ($)(a)
                         Acquired on     Value     ------------------------- -------------------------
Name                     Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable
----                     ------------ ------------ ----------- ------------- ----------- -------------
P. Kim Packard..........     --           --         85,000       53,900      1,104,598     243,768
Kenneth C. Cornelius....     --           --          9,460       18,640        105,524      88,876
Thomas C. Dolson........     --           --          4,780       13,820         50,733      63,999
I. Conrad Schwab........     --           --          1,920        9,780         20,378      30,660
Michael Lea.............     --           --          6,300       15,000         66,865      76,523

--------
(a) Value is based upon the fair market value of our common stock as of December 31, 1998, as determined by our board of directors, minus the exercise price. Fair market value was determined by our board of directors and was based upon our historical and projected financial performance.

Compensation Of Directors

  Our directors do not receive any compensation for their services as directors.

Compensation Committee Interlocks and Insider Participation

  The current members of the compensation committee of our board of directors are Messrs. Richard A. Paterson, chairman, Ross J. Turner and John A. West. Each is an executive officer and currently a director of Genstar Investment Corporation and was a director of Genstar Capital Corporation at various times from 1988 through August 1995.

Employment Agreements

  We have entered into agreements with each of Messrs. Packard, Cornelius, Dolson, Schwab and Lea. The agreements with Messrs. Packard, Cornelius, Dolson, Schwab and Lea provide in each case that if the employee's employment is terminated at any time for any reason, other than by the employee voluntarily except in the event of a substantial diminution in responsibilities, for cause (as defined in the respective employment agreements) or as a result of death or disability, the terminated individual shall receive for a period of one year following the date of termination the then current salary and benefits that the employee would otherwise have been entitled to receive (except for Mr. Packard who would receive two years salary and benefits).

  Each of the agreements provides that in the event that the employee's employment is terminated at any time within twelve months following a change of control (as defined in the respective employment agreements) for any reason other than for cause, the agreements provide that the respective individual would be entitled to receive an additional one year period of such salary and benefits following the expiration of the salary and benefits such employee is entitled to receive in the event of termination for any other reason.

  Any benefits payable under the agreements, absent mutual agreement of the parties, will be payable at such time and in such manner as if the employee remained employed, and such benefits, if any, shall continue notwithstanding re-employment and/or death of the employee following termination of employment.

1991 Option Plan

  In 1991, the PEI Holding, Inc. Management Stock Option Plan was adopted. The Management Stock Option Plan is designed to provide an incentive to those designated employees to continue in their employment and to increase their efforts for our success. The designated employees are selected in the sole discretion of the compensation committee of our board of directors. As of December 31, 1998, an aggregate of 350,280 shares of our common stock were reserved for issuance under the Management Stock Option Plan.

  The purchase price of each share of common stock subject to the options is the fair market price of our common stock on the date of the grant as determined by our board of directors. All options granted are subject to the terms of an agreement entered into by the recipient of the options.

  Each agreement entered into requires the recipient of the options to be bound by the terms of any stockholders' agreement entered into between us and certain of our stockholders. Options vest beginning on January 1 of the first calendar year following granting of the option (or on the first anniversary of the date of grant if granted in connection with hiring) and vest at a rate of 20% per year on each subsequent January 1. Options are not transferable by the recipient other than by will or by the laws of descent and distribution and are exercisable during the recipient's lifetime only by the recipient. All options terminate on the tenth anniversary of the date of grant. Options are exercisable within 90 days after a registration statement pertaining to our common stock has been filed with (and declared effective by) the Securities and Exchange Commission under the Securities Act of 1933, as amended, or when we otherwise determine in our sole discretion.

  If the recipient is terminated without cause (as defined in the option agreement) or for permanent disability or death then all unvested options are terminated and canceled on the date of termination. Within 30 days of termination we may make a cash payment to the recipient in the amount of the excess of the fair market value of the common stock subject to such options over the exercise price for such shares, or make such other decisions with respect to such options as in our sole discretion. If the recipient is terminated for cause then all options, including vested and unvested options, are canceled on the last day of such recipient's employment.

  In the event of a merger or consolidation (subsequent to which our present stockholders own less than 50% of the voting stock of the surviving entity), a sale of all or substantially all of our assets to an entity not affiliated with Genstar Capital Corporation or our dissolution or liquidation, then the plan administrator may provide for the vesting of up to all options outstanding within 30 days of such event or authorize a cash payment to each option holder equal to the excess of the fair market value of the shares of common stock subject to such holder's option over the applicable exercise price. The options are subject to anti-dilution provisions in the event of a change in our capital structure.

  As of December 31, 1998, options to purchase an aggregate of 269,340 shares of Common Stock at prices from $5.00 to $18.86 were outstanding under the Management Stock Option Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The table below sets forth certain information regarding beneficial ownership of our common stock as of March 8, 1999 by each person or entity known by us to own beneficially 5% or more of our common stock, each director and certain of our executive officers and all executive officers and directors as a group. As of March 8, 1999, there were 1,993,000 shares of our common stock outstanding:

                                              Shares Beneficially Owned
                                              -----------------------------
   Name                                        Number (a)      Percent (a)
   ----                                       --------------- -------------
   Genstar Capital Corporation (b)...........       1,920,000          96.7%
     Scotia Plaza, Suite 4900
     40 King Street West
     Toronto, Ontario M54 4AA Canada
   P. Kim Packard (c)........................         118,700           5.7
     c/o Prestolite Electric Incorporated
     2100 Commonwealth Blvd.
     Ann Arbor, Michigan 48105
   Kenneth C. Cornelius (d)..................          23,080           1.1
   Thomas C. Dolson (e)......................          18,100            *
   I. Conrad Schwab (f)......................          12,260            *
   Michael Lea (g)...........................          18,560            *
   Richard D. Paterson (h)...................          89,280           4.5
   Ross J. Turner (h)........................          89,280           4.5
   John A. West (h)..........................          89,280           4.5
   All executive officers and directors as a
    group (9 persons) (i)....................         296,800          13.9

--------
 *  Less than 1%
(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 8, 1999, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
(b) Genstar Capital Corporation's shares are held of record by The Royal Trust Company, a licensed trust company in Canada, that holds the shares for the benefit of Genstar Capital Corporation, its preferred shareholders and Genstar Investment Corporation.
(c) Consists of 17,000 shares of common stock and 101,700 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 8, 1999. Does not include 37,200 shares issuable upon exercise of options which vest more than 60 days after March 8, 1999.
(d) Consists of 8,000 shares of common stock and 15,080 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 8, 1999. Does not include 13,020 shares issuable upon exercise of options which vest more than 60 days after March 8, 1999.

(e) Consists of 8,000 shares of common stock and 10,100 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 8, 1999. Does not include 10,100 shares issuable upon exercise of options which vest more than 60 days after March 8, 1999.
(f) Consists of 8,000 shares of common stock and 4,260 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 8, 1999. Does not include 7,440 shares issuable upon exercise of options which vest more than 60 days after March 8, 1999.
(g) Consists of 8,000 shares of common stock owned by Mrs. Rhonda Lea, Mr. Lea's wife, as to which Mr. Lea may be deemed to be beneficial owner and 10,560 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 8, 1999. Does not include 10,740 shares issuable upon exercise of options which vest more than 60 days after March 8, 1999.
(h) Consists of 89,280 shares of common stock indirectly owned by Genstar Investment Corporation by virtue of Genstar Investment Corporation's ownership in Genstar Capital Corporation, as to which Messrs. Paterson, Turner and West may be deemed to be beneficial owners. Excludes the remaining shares of Common Stock owned by Genstar Capital Corporation as to which Messrs. Paterson, Turner and West disclaim beneficial ownership. See Item 13. "Certain Relationships and Related Transactions-GIC Management Agreement." Genstar Capital Corporation owns approximately 84.9% of our common stock on a fully-diluted basis.
(i) Amount shown includes an aggregate of 150,520 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 8, 1999. Does not include an aggregate of 83,180 shares issuable upon exercise of options which vest more than 60 days after March 8, 1999.

Item 13. Certain Relationships and Related Transactions

  Set forth below is a summary of certain agreements and arrangements, as well as other transactions with related parties which have taken place during our most recent fiscal year.

The Recapitalization

  In connection with the offering of our senior notes in January 1998, we effected a series of transactions that resulted in our recapitalization, including the purchase of our securities from our securityholders for an aggregate purchase price of approximately $29.7 million. All shares of common stock were purchased by a limited liability company affiliated with us, and all options to purchase common stock were purchased by us. Purchase prices were equal to $18.86 per share of common stock and a price per option equal to $18.86 per share of common stock issuable upon exercise of such option minus the applicable exercise price. The exercise price of options ranged from $5.00 to $8.25 per share. Total amounts received for such purchases were as follows:
Genstar Capital Corporation ($24,145,408); P. Kim Packard ($1,325,188); Kenneth C. Cornelius ($196,996); Thomas C. Dolson ($103,074); I. Conrad Schwab ($41,470); Dennis P. Chelminski ($111,722); Michael Lea ($139,831); and four additional employees ($242,192 as a group). Amounts paid to management included payments to compensate for less favorable tax treatment with respect to purchased options.

  Three of our directors, Messrs. Paterson, Turner and West, are executive officers of Genstar Investment Corporation. Messrs. Paterson, Turner and West are also shareholders of Genstar Investment Corporation. Genstar Investment Corporation holds approximately 4.65% of the outstanding preferred shares of Genstar Capital Corporation and, as a result, was entitled to approximately 4.65% of the proceeds distributed to Genstar Capital Corporation and/or its preferred shareholders in connection with the recapitalization. Genstar Investment Corporation acts as the advisor to Genstar Capital Corporation, and is entitled to certain fees and reimbursement of expenses from Genstar Capital Corporation for services rendered to Genstar Capital Corporation. To the extent that Genstar Investment Corporation collects fees and expenses directly from portfolio companies of Genstar Capital Corporation, such as us, Genstar Capital Corporation's obligation to pay these fees and expenses to Genstar Investment Corporation is offset.

GIC Management Agreement

  Our principal operating subsidiary, Prestolite Electric Incorporated, has entered into a management agreement with Genstar Investment Corporation terminating on December 31, 2002, under which Genstar Investment Corporation has agreed to provide Prestolite with ongoing management and financial advisory services. Prestolite has agreed to pay Genstar Investment Corporation a fee of $200,000 per quarter as compensation for services rendered by Genstar Investment Corporation under the agreement, plus all out-of-pocket costs and expenses. On January 1, 1998, this fee increased to the greater of $900,000 or 0.3% of Prestolite's annual net sales. During each of the years ended December 31, 1996 and 1997, Prestolite paid management and advisory fees of $800,000, and in 1998 Prestolite paid management and advisory fees of $900,000, in each case plus out-of-pocket expenses, to Genstar Investment Corporation.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a) Financial Statements

   Consolidated Balance Sheet as of December 31, 1998 and
    1997.......................................................  Part II, Item 8
   Consolidated Statement of Operations for each of the years in the three-year period ended December 31, 1998...........  Part II, Item 8
   Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 1998...........  Part II, Item 8
   Consolidated Statement of Stockholder's (Deficit) Equity for
    each of the years in the three-year period ended December
    31, 1998...................................................  Part II, Item 8
   Notes to Consolidated Financial Statements..................  Part II, Item 8
   Independent Accountants' Report.............................  Part II, Item 8
   Schedule II--Valuation and Qualifying Accounts..............  Part II, Item 8

  (b) Reports on Form 8-K.

    None.

  (c) Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
  2.1(1) Umbrella Agreement, dated as of January 22, 1998, relating to the Sale and Purchase of Lucas' Electrical Products Business in England and
          companies in South Africa and Argentina, by and between Lucas
          Industries plc and others, Prestolite Electric Limited and others, and the Registrant

  2.2(1) Agreement, dated as of January 22, 1998, relating to the Sale and Purchase of Assets of the Lucas Electrical and Electronic Systems-
          Heavy Duty Products Business, by and between Lucas Limited,
          Prestolite Electric Limited and Lucas Industries plc

  2.3(1) Agreement, dated as of January 22, 1998, for the Sale and Purchase of the Entire Issued Share Capital of Lucas Argentine Holdings, Inc. and
          Shares in Lucas Indiel Argentina S.A., by and between Lucas
          Industries plc, Prestolite Electric Incorporated and Prestolite
          Newco, Inc.

  2.4(1) Agreement for the Sale and Purchase of the Entire Issued Share Capital of Lucas Holdings South Africa (Proprietary) Limited, by and between
          Lucas Industries plc and Prestolite Electric Incorporated

  3.1(1) Certificate of Incorporation of Prestolite Electric Incorporated

  3.2(1) Certificate of Amendment of Certificate of Incorporation of Prestolite
          Electric Incorporated

  3.3(1) Amended and Restated Certificate of Incorporation of the Registrant

  3.4(1) Certificate of Amendment to Amended and Restated Certificate of
          Incorporation of the Registrant

  3.5*   Certificate of Amendment of Certificate of Incorporation of the
          Registrant

  3.6(1) By-Laws of Prestolite Electric Incorporated

  3.7(1) By-Laws of the Registrant

  4.1(1) Indenture, dated as of January 22, 1998, among Prestolite Electric
          Incorporated, the Registrant and U.S. Bank Trust National Association
          (formerly known as First Trust National Association) as Trustee, including forms of Senior Notes

  4.2(1) Registration Rights Agreement, dated as of January 22, 1998, between
          Prestolite Electric Incorporated, the Registrant and Credit Suisse
          First Boston Corporation and BT Alex.Brown Incorporated as Initial
          Purchasers

 Exhibit
 Number                                Description
 -------                               -----------
 10.1(1)  Amended and Restated Credit Agreement, dated as of January 22, 1998, between Comerica Bank and Prestolite Electric Incorporated

 10.2(2)  Invoice Discounting Agreement, dated as of April 21, 1998, between
           Lombard NatWest Discounting Limited and Prestolite Electric Limited

 10.3(2)  Subordination Agreement, dated as of April 21, 1998, between Lombard
           NatWest Discounting Limited, Prestolite Electric Limited and
           Prestolite Electric Incorporated

 10.4(1) Management Consulting Agreement, dated as of October 31, 1991, between Prestolite Electric Incorporated and Genstar Investment
           Corporation

 10.5(1)  Amendment No. 1 to Management Consulting Agreement, dated as of
           January 1, 1998, between Prestolite Electric Incorporated and
           Genstar Investment Corporation

 10.6(1)  Promissory Note, dated as of January 22, 1998, payable to Lucas
           Industries plc by Prestolite Newco, Inc.

 10.7(1)  Promissory Note, dated as of January 22, 1998, payable to Lucas
           Industries plc by Prestolite Newco, Inc.

 10.8(1)  Promissory Note, dated as of January 22, 1998, payable to Lucas
           Industries plc by Prestolite Newco, Inc.

 10.9(1)  Option Agreement, dated as of January 22, 1998, between Lucas
           Industries plc and Prestolite Electric Incorporated

 10.10(1) Tax Deed, dated as of January 22, 1998, between Lucas Industries plc,
           Prestolite Electric Incorporated and Lucas Indiel Argentina S.A.

 10.11(1) Distribution Agreement--South Africa, dated as of January 22, 1998, by and between Lucas Limited and Lucas Automotive (Pty) Ltd.

 10.12(1) Distribution Agreement--Argentina, dated as of January 22, 1998, by and between Lucas Limited and Lucas Indiel Argentina S.A.

 10.13(1) South African Supply Agreement, dated as of January 22, 1998, by and between Lucas Limited and Lucas Automotive (Pty) Ltd.

 10.14(1) Supply and Distribution Agreement for South America (excluding
           Argentina), dated as of January 22, 1998, by and between Lucas
           Indiel Argentina S.A. and Lucas Diesel do Brasil Ltda.

 10.15(1) Acton Trade Mark License, dated as of January 22, 1998, by and between Lucas Industries plc and Prestolite Electric Limited

 10.16(1) Trade Mark License--Argentina, dated as of January 22, 1998, by and between Lucas Industries plc and Lucas Indiel Argentina S.A.
           Prestolite Electric Limited

 10.17(1) LAO Sale and Transition Agreement relating to Acton, dated as of January 22, 1998, by and between Lucas Limited and Prestolite
           Electric Limited

 10.18(1) License of Intellectual Property Relating to In-Line Diesel Pumps, dated as of January 22, 1998, by and between Lucas Limited and Prestolite Electric Limited

 10.19(2) Technical Assistance Agreement on Starter Motors and Alternators, dated as of April 8, 1998, between Prestolite Electric Incorporated and Hitachi, Ltd.

 10.20(1) Prestolite Electric Holding, Inc. Management Stock Option Plan

 10.21(1) Lease, dated as of September 3, 1993, between Plymouth Square and
           Prestolite Electric Incorporated for the Ann Arbor, Michigan headquarters property

 10.22(1) Lease, dated as of March 8, 1994, between Green Road Associates
           Limited Partnership and Prestolite Electric Incorporated for the Ann
           Arbor, Michigan research properties

 10.24(1) Lease, dated as of March 20, 1996, between Miller-Valentine Partners
           Limited and Prestolite Electric Incorporated (as successor by merger to Prestolite Power Corporation) for the Troy, Ohio property

 Exhibit
 Number                                 Description
 -------                                -----------
 10.25(1)   Lease, dated as of November 7, 1997, between Miller-Valentine
             Partners Limited and Prestolite Electric Incorporated (as
             successor by merger to Prestolite Power Corporation) for the Troy,
             Ohio property
 10.26(1)   Lease, dated as of January 12, 1994, between The City of Wagoner,
             Oklahoma and Prestolite Electric Incorporated for the Wagoner,
             Oklahoma property
 10.27(1)   Lease Agreement, dated as of June 14, 1996, between Duke Realty
             Limited Partnership and Prestolite Electric Incorporated, as
             amended, for the sale and leaseback of the Florence, Kentucky property
 10.28(1)   License Agreement, dated as of October 29, 1991, among PMI Holding,
             Corp., Prestolite Electric Incorporated, Prestolite Electric of
             New York, Inc., Prestolite Electric of Michigan, Inc., and
             Prestolite Technology Corp. and the Registrant
 10.29(1)   Employment Agreement, dated as of January 1, 1997, between the
             Registrant and P. Kim Packard
 10.30(1)   Employment Agreement, dated as of January 1, 1997, between the
             Registrant and Kenneth C. Cornelius
 10.31(1)   Employment Agreement, dated as of January 1, 1997, between the
             Registrant and Thomas E. Hunt
 10.32(1)   Employment Agreement, dated as of January 1, 1997, between the
             Registrant and Michael Lea
 10.33(1)   Employment Agreement, dated as of January 1, 1997, between the
             Registrant and Thomas C. Dolson
 10.34(1)   Employment Agreement, dated as of January 1, 1997, between the
             Registrant and I. Conrad Schwab
 10.35*, ** Collaboration and Patent and Know-How License Agreement, dated as of June 24, 1998, between Prestolite Electric Incorporated and
             Ecoair Corp., as amended
 12*        Statement of Computation of Ratio of Earnings to Fixed Charges
 21*        Subsidiaries of Prestolite Electric Holding, Inc.
 27*        Financial Data Schedule

--------
 *   Filed herewith
** Portions of this agreement are the subject of a confidential treatment request by the Registrant to the Securities and Exchange Commission.
(1) Previously filed as an exhibit with our registration statement on Form S-4 dated April 3, 1998
(2) Previously filed as an exhibit with amendment number 1 to our registration statement on Form S-4 dated June 10, 1998

  (b) Financial Statement Schedules

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prestolite Electric Holding, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ann Arbor, State of Michigan on the 29th day of March 1999.

                                          PRESTOLITE ELECTRIC HOLDING, INC.

                                          By:        /s/ P. Kim Packard
                                             ----------------------------------
                                                       P. Kim Packard
                                               Director, President and Chief
                                                      Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Prestolite Electric Holding, Inc. and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
        /s/ P. Kim Packard           President, Chief Executive      March 29, 1999
____________________________________  Officer (principal
           P. Kim Packard             executive officer),
                                      Director

     /s/ Richard D. Paterson         Chairman of the Board,          March 29, 1999
____________________________________  Director
        Richard D. Paterson

     /s/ Kenneth C. Cornelius        Senior Vice President, Chief    March 29, 1999
____________________________________  Financial Officer
        Kenneth C. Cornelius          (principal accounting and
                                      financial officer) and
                                      Secretary

        /s/ Ross J. Turner           Director                        March 29, 1999
____________________________________
           Ross J. Turner

         /s/ John A. West            Director                        March 29, 1999
____________________________________
            John A. West