Form 10-Q
period 1999-04-03
PRESTOLITE ELECTRIC HOLDING INC
filed 1999-05-19
CIK 1057053

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)

  / X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 3, 1999.

  /   /  Transition Report Pursuant to Section 13 or 15(d) of the securities
         Exchange Act of 1934 for the Transition Period From
                                                             -----------------
         to                         .
            -----------------------

Commission File Number          333-49429-01

                       Prestolite Electric Holding, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                     94-3142033
--------------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification Number)

2100 Commonwealth Blvd, Ste. 300, Ann Arbor, Michigan             48105
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


                               (734) 913 - 6600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                          Yes       X                   No
                                  -----                    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of common shares
       Class:                                outstanding as of May 6, 1999
    Common Stock                                      1,993,000

                                   FORM 10-Q

                               TABLE OF CONTENTS

                Part I:   Financial Information

                     Item 1:   Condensed Consolidated Balance Sheets                                          3
                                    at April 3, 1999 (unaudited) and December 31, 1998

                               Condensed Consolidated Statement of Operations                                 4
                                    Three months ended April 3, 1999 (unaudited)
                                    and April 4, 1998 (unaudited)

                               Condensed Consolidated Statements of Cash Flows                                5
                                    Three months ended April 3, 1999 (unaudited) and
                                    April 4, 1998 (unaudited)

                               Notes to Condensed Consolidated Financial Statements                           6


                     Item 2:   Management's Discussion & Analysis of
                               Financial Condition and Results of Operations                                 11


                Part II:   Other Information                                                                 16

                Signatures                                                                                   17

                         ITEM 1: FINANCIAL STATEMENTS

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
                     Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)

                                                                                    April 3,                December 31,
                                                                                      1999                      1998
                                                                                 -----------------     -----------------------
Assets
    Current assets:
          Cash                                                                           $    859                    $    896
          Accounts receivable, net of allowances                                           50,790                      51,352
          Inventories, net                                                                 53,960                      52,082
          Deferred tax asset                                                                2,050                       2,134
          Prepaid and other current assets                                                  2,126                       2,286
                                                                                 -----------------     -----------------------
                                   Total current assets                                   109,785                     108,750

     Property, plant and equipment, net                                                    56,357                      56,064
     Deferred tax asset                                                                     1,002                       1,002
     Investments                                                                            4,906                       4,996
     Intangible assets                                                                     11,558                      11,528
     Long-term receivables, pension assets and assets
         of discontinued operations                                                         5,704                       5,807
                                                                                 -----------------     -----------------------
                                   Total assets                                          $189,312                    $188,147
                                                                                 =================     =======================


Liabilities
     Current liabilities:
          Revolving credit                                                               $  7,301                    $  4,935
          Current portion of long-term debt                                                 3,216                       2,401
          Accounts payable                                                                 21,571                      26,088
          Accrued liabilities                                                              21,921                      27,135
                                                                                 -----------------     -----------------------
                                   Total current liabilities                               54,009                      60,559

     Long-term debt                                                                       143,301                     133,416
     Other non-current liabilities                                                          2,541                       3,090
                                                                                 -----------------     -----------------------
                                    Total liabilities                                     199,851                     197,065

Stockholders' equity:
     Common stock, par value $.01, 5,000,000 shares authorized,                                 2                           2
        1,993,000 shares issued and outstanding at
        April 3, 1999 and December 31, 1998, respectively
     Paid-in capital                                                                       16,623                      16,623
     Retained earnings (accumulated deficit)                                                 (526)                       (404)
     Notes receivable, employees' stock purchase, 7.74% due 2002                             (559)                       (559)
     Foreign currency translation adjustment                                               (1,630)                       (131)
     Treasury stock, 1,310,000 shares on April 3, 1999                                    (24,449)                    (24,449)
        and December 31, 1998, respectively
                                                                                 -----------------     -----------------------

                                      Total stockholders' equity                          (10,539)                     (8,918)
                                                                                 -----------------     -----------------------
                Total liabilities and stockholders' equity                               $189,312                    $188,147
                                                                                 =================     =======================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statements of Operations
                     (in thousands, except share amounts)

                                                                              For the three months ended
                                                                         ----------------------------------
                                                                            April 3,                April 4,
                                                                             1999                    1998
                                                                         ----------              ----------
Net sales                                                                $   64,758              $   74,525
Cost of goods sold                                                           50,504                  60,031
                                                                         ----------              ----------
         Gross profit                                                        14,254                  14,494
Selling, general and administrative                                           9,673                   9,806
Costs associated with option repurchase                                           -                   2,101
Restructuring charge                                                              -                     980
                                                                         ----------              ----------
         Operating income                                                     4,581                   1,607
Interest expense                                                              3,772                   3,281
Other expense (income)                                                         (131)                    (86)
                                                                         ----------              ----------
        Income from continuing operations before
          extraordinary loss and income taxes                                   940                  (1,588)
Loss (benefit) from unconsolidated subsidiaries                                  90                       -
Provision for (benefit from) income taxes                                       972                    (606)
                                                                         ----------              ----------
       Income from continuing operations                                       (122)                   (982)
Extraordinary loss, net of taxes of $716                                          -                   1,275
                                                                         ----------              ----------
        Net income (loss)                                                $     (122)             $   (2,257)
                                                                         ==========              ==========
        Other comprehensive income (expense):
          Foreign currency translation adjustment                        $   (1,499)             $       41
                                                                         ----------              ----------

        Comprehensive income (expense)                                   $   (1,621)             $   (2,216)
                                                                         ==========              ==========
Basic earnings per common share
 Income from continuing operations                                       $    (0.06)             $    (0.40)
 Extraordinary item                                                      $        -              $    (0.52)
                                                                         ----------              ----------
 Net income (loss)                                                       $    (0.06)             $    (0.92)
                                                                         ==========              ==========
Diluted earnings per common share
 Income from continuing operations                                       $    (0.06)             $    (0.38)
 Extraordinary item                                                      $        -              $    (0.49)
                                                                         ----------              ----------
 Net income (loss)                                                       $    (0.06)             $    (0.87)
                                                                         ==========              ==========
Basic shares outstanding                                                  1,993,000               2,468,247
Dilutive shares outstanding                                               2,126,457               2,613,513

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    Prestolite Electric Holding, Inc. and Subsidiaries
                       (including Prestolite Electric Incorporated)
                 Condensed Colsolidated Unaudited Statement of Cash Flows
                                      (in thousands)

                                                                                                 For the three months ended
                                                                                        --------------------------------------------
                                                                                               April 3,                April 4,
                                                                                                 1999                    1998
                                                                                        --------------------    --------------------
Cash Flows from Operating Activities:

Net income (loss)                                                                                  $   (122)               $ (2,257)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
      Loss on debt refinancing                                                                                                1,991
      Option repurchase                                                                                                       2,101
      Cash provided by (used in) discontinued operations                                                                      1,221
      Depreciation                                                                                    2,637                   2,784
      Amortization                                                                                      450                     208
      Loss (gain) on sale of property, plant, and equipment                                               -                       -
      Loss from unconsolidated subsidiaries                                                              90                       -
      Deferred taxes                                                                                     84                  (2,069)
      Changes in working capital items:                                                             (11,111)                  1,895
                                                                                        --------------------    --------------------
                    Net cash provided by operating activities                                        (7,972)                  5,874

Cash Flows from Investing Activities:

Capital expenditures                                                                                 (2,089)                 (2,681)
Acquisition of:
     Lucas businesses                                                                                     -                 (46,420)
     Roberts Remanufacturing                                                                         (2,902)                      -

                     Net cash provided by investing activities                                       (4,991)                (49,101)

Cash Flows from Financing Activities:

Net increase (decrease) in revolving credit                                                          12,149                    (552)
Payments on long term debt                                                                                -                 (38,653)
Proceeds from borrowings                                                                                817                 125,000
Costs related to new borrowings, including loss on refinancing                                            -                  (5,514)
Purchase of treasury stock, options and warrants, net                                                     -                 (29,895)
Borrowings (payments) on capital leases                                                                 107                     (90)
Other financing costs, net                                                                               (7)                      -
                                                                                        --------------------    --------------------

                    Net cash from financing activities                                               13,066                  50,296

Effect of exchange rate changes on cash                                                                (140)                     41
                                                                                        --------------------    --------------------

Net increase (decrease) in cash                                                                         (37)                  7,110
Cash - beginning of period                                                                              896                     455
                                                                                        --------------------    --------------------

Cash - end of period                                                                               $    859                $  7,565
                                                                                        ====================    ====================

The accompanying notes are an integral part of the condensed consolidated financial statements.

               Prestolite Electric Holding, Inc. and Subsidiaries
                  (including Prestolite Electric Incorporated)

        Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: General Information

Prestolite Electric Holding, Inc. conducts all of its operations through its wholly-owned principal subsidiary, Prestolite Electric Incorporated. There are no material differences between the financial statements of Prestolite Electric Holding, Inc. and Prestolite Electric Incorporated (collectively, "Prestolite," "us," "we" or the "Company").

These unaudited condensed consolidated financial statements have been prepared by us in accordance with Rule 10-01 of Regulation S-X and have been prepared on a basis consistent with our audited financial statements for the year ended December 31, 1998. These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim period presented.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 1998. The year-end 1998 condensed balance sheet data was derived from our audited financial statements, but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three month period ended April 3, 1999 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

Genstar Capital Corporation and Company management own all of the equity securities of Prestolite Electric Holding, Inc.

Note 2: Acquisitions

On January 15, 1999, we acquired a remanufacturing business unit from Roberts Generator for $2.9 million. This business unit operates as Roberts Remanufacturing and rebuilds alternators and starter motors for specialty applications. We financed this purchase with funds borrowed under our United States revolving line of credit.

On January 22, 1998 Prestolite acquired the heavy duty products division of Lucas Industries, plc. (a U. K. corporation), Lucas South Africa and Lucas Indiel Argentina S. A., collectively referred to as "the Lucas Acquisition," for approximately $43.9 million in cash, the assumption of approximately $3.2 million in debt, inventory purchases of approximately $1.4 million during 1998, and up to $4.1 million for certain accounts receivable as they are collected ($1,074,000 collected and paid during 1998 and no payments during the first quarter of 1999). In addition, Prestolite has agreed to pay Lucas up to an additional $6.6 million if certain operating targets are achieved in Argentina in 1999 and 2000 and up to $ 4.9 million if certain fully reserved receivables are collected. No liability for this $11.5 million is accrued, as management does not consider payment probable. Any future payments will be recorded as an adjustment to the purchase price. In addition, on January 22, 1998, Prestolite Electric Incorporated completed the offering of $125 million of 9.625% Senior Notes due 2008 (the "Notes"). The proceeds of the Notes funded the Lucas Acquisition and repaid approximately $42 million of our outstanding indebtedness. Approximately $29.7 million of the proceeds were also used for the repurchase of common stock, warrants and options to purchase common stock. These transactions are more fully described in our Annual Report on Form 10-K for the year ended December 31, 1998.

In conjunction with these transactions, during the first quarter of 1998 the Company charged operations for $2.1 million for the repurchase of options and recorded an extraordinary charge of $1.275 million, net of tax benefit, related to the debt refinancing. The Company also recorded a $0.98 million restructuring charge in the first quarter of 1998 related to costs anticipated to be incurred at the Company's existing facilities as a result of the Lucas Acquisition.

Note 3: Inventories

Inventories are summarized as follows (in thousands of U.S. dollars):

                                             As of                         As of
                                            April 3,                   December 31,
                                              1999                         1998
                                         --------------               -------------
Raw Material                                  $ 16,993                    $ 15,014
Work in Progress                                15,423                      16,171
Finished Goods                                  21,544                      20,897
                                         --------------               -------------
                                              $ 53,960                    $ 52,082
                                          =============               =============

Note 4: Property, Plant and Equipment

Property, Plant and Equipment consists of the following (in thousands of U.S. dollars):

                                             As of                       As of
                                            April 3,                  December 31,
                                             1999                        1998
                                        ---------------             ---------------
Land & Buildings                              $ 29,108                    $ 29,433
Machinery & Equipment                           56,537                      54,863
Construction in Progress                         3,317                       2,699
                                        ---------------             ---------------
          Total, at Cost                        88,962                      86,995
Accumulated Depreciation                       (32,605)                    (30,931)
                                        ---------------             ---------------
Net                                           $ 56,357                    $ 56,064
                                        ===============             ===============

Note 5: Investments

Investments consist of the following (in thousands of U.S. dollars):

                                                       As of                       As of
                                                      April 3,                  December 31,
                                                        1999                        1998
                                                   --------------              --------------
DAX Industries, Inc. (28% interest)                       $1,779                      $1,869
Ecoair Corp. (7% interest, at cost)                        2,000                       2,000
Prestolite Asia Ltd. (50% interest)                          538                         530
Auto Ignition, Ltd. (4% interest, at cost)                   588                         597
                                                   --------------              --------------
                                                          $4,905                      $4,996
                                                   ==============              ==============

Note 6: Debt

In 1998 we issued $125 million of 9.625% (interest payable semiannually) unsecured senior notes. The senior notes mature on February 1, 2008 but may be redeemed earlier at our option under conditions specified in the indenture pursuant to which the senior notes were issued. The senior notes are senior unsecured obligations of Prestolite Electric Incorporated, and are fully and unconditionally guaranteed on a senior unsecured basis by Prestolite Electric Holding, Inc. The senior notes are subordinated to our secured credit facilities, to the extent of the value of the assets securing such indebtedness, including the secured facilities described below. The senior notes are also subordinated to the indebtedness of any subsidiary of Prestolite Electric Incorporated, including the indebtedness of its United Kingdom subsidiary. The proceeds were used to refinance existing debt, fund the acquisition of the Lucas businesses and to repurchase certain Prestolite Electric Holding, Inc. securities. The senior notes are more fully described in our Prospectus dated June 26, 1998.

In connection with the issuance of the Notes, we entered into new credit agreements in the U. S. and the U. K. The U. S. agreement consists of a $23.0 million revolving credit facility ($17.0 million available at April 3, 1999) which is advanced according to a formula based on eligible accounts receivable and inventory levels. The borrowings are collateralized by all U. S. accounts receivable and inventories and mature on July 31, 2000. Interest is payable at the bank's prime rate (7.75 percent at April 3, 1999) or at the "London Late Eurodollar" rate plus 2.75 percent at our option. In certain situations these rates may be increased by 0.125 percent.

The U. K. agreement allows us to borrow up to (pound)7.0 million ((pound)1.0 million available at April 3, 1999) and is advanced based on eligible U. K. accounts receivable. Interest is payable at the bank's base rate, 7.25 percent at April 3, 1999. This agreement expires in April 2002.

In Argentina and South Africa, we have arrangements with several banks which allow our subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 16.5 percent to 21.3 percent at April 3, 1999. Total available credit in Argentina and South Africa at April 3, 1999 was approximately $5.7 million.

Debt consists of the following (in thousands of U.S. dollars):

                                             As of                       As of
                                            April 3,                  December 31,
                                             1999                        1998
                                        --------------              --------------
U. S. Bank Debt                             $  16,552                   $   3,751
U. K. Bank Debt                                 6,493                       8,132
Argentina Bank Debt                             2,937                       2,120
South Africa Bank Debt                          1,256                         269
Senior Notes                                  125,000                     125,000
Capital Lease Obligations                       1,303                       1,196
Other Debt                                        277                         284
                                        --------------              --------------
     Total Debt                               153,818                     140,752
Current Maturities                             10,517                       7,336
                                        --------------              --------------
      Long Term Debt                        $ 143,301                   $ 133,416
                                        --------------              --------------

Cash                                              859                         896
                                        --------------              --------------
Total Debt net of Cash                        152,959                     139,856
                                        ==============              ==============

Note 7:  Segment Reporting

In 1998, the Company adopted SFAS No. 131. Prior quarter information is restated to conform with the provisions of SFAS No. 131. Prestolite operates in four principal geographic regions. Sales in South Africa and Argentina consist largely of products for the automotive market while sales of products in the United States and United Kingdom consist largely of products for non-automotive application. Sales between geographic segments and between operating segments are priced at cost plus a standard markup.

Financial information summarized by geographic area is as follows:

                                            North          United                        South
                                           America        Kingdom       Argentina        Africa         Total
                                        --------------------------------------------------------------------------
Sales to external customers,
based on country of domicile:

For Quarter ended April 3, 1999                 35,587         16,699          9,311          3,161        64,758
For Quarter ended April 4, 1998                 36,213         21,136         13,741          3,435        74,525

During 1998, also, the Company began to manage itself on the basis of three business units (Heavy Duty Systems, Electric Vehicle Systems, and Automotive Systems) and to evaluate the performance of its segments based on earnings before interest expense, taxes, depreciation and amortization and excluding restructuring and option repurchase charges ("EBITDA"). Corporate overhead and certain other charges are not allocated to the divisions. Segment assets are not currently broken out in the normal course of managing segment operations; accordingly, such information is not available for disclosure. In accordance with SFAS No. 131, the operating results for the quarters ended April 3, 1999 and April 4, 1998 are summarized below.

The financial information summarized by operating segment is:

                                              Heavy         Electric
                                              Duty          Vehicle       Automotive
                                             Systems        Systems         Systems      Unallocated
                                            Division        Division        Divison         Costs           Total
                                         ------------------------------------------------------------------------------
Sales to external customers:
For Quarter ended April 3, 1999               32,803         17,609          14,346                         64,758
For Quarter ended April 4, 1998               35,653         21,042          17,830                         74,525

EBITDA:
For Quarter ended April 3, 1999                5,901          2,299             996         (1,397)          7,799
For Quarter ended April 4, 1998                5,141          3,154             939         (1,468)          7,766

A reconciliation of EBITDA to income from continuing operations before income taxes follows:

                                                                             For Quarter       For Quarter
                                                                                ended             ended
                                                                               April 3,          April 4,
                                                                                 1999              1998
                                                                            ---------------   ---------------
EBITDA for reporting segments                                                      $ 7,799           $ 7,766
Depreciation and amortization                                                        3,087             2,992
Option repurchase                                                                        -             2,101
Restructuring                                                                            -               980
Interest expense                                                                     3,772             3,281
                                                                                         -
                                                                            ---------------   ---------------
Income from continuing operations before income taxes                                  940            (1,588)
                                                                            ===============   ===============

                  ITEM 2: Management's Discussion and Analysis
                of Financial Condition and Results of Operation.

Overview

We manufacture alternators, starter motors, direct current motors, battery chargers, and switching devices. These are supplied under the "Prestolite," "Leece-Neville," "Hobart," "Lucas," and "Indiel" brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. "Hobart" is used under license from a subsidiary of Illinios Tool Works, Inc. "Lucas" is used under license from a subsidiary of LucasVarity plc. Most of our products are component parts used on diesel engines, automobiles and electric vehicles, sold to both aftermarket customers and original equipment manufacturers. We sell our products to a variety of markets, in terms of both end-use and geography.

In January 1998, we acquired three businesses from a subsidiary of LucasVarity plc. These businesses operate in England, South Africa, and Argentina. We purchased these businesses for approximately $44.3 million in cash, net of cash acquired and including the assumption of $3.2 million in debt, plus certain future obligations, as described in Note 2 to the financial statements.

The Lucas acquisition was financed from the sale of $125.0 million of 9.625% senior notes due 2008 issued under Rule 144A of the Securities Act of 1933, as amended. Proceeds from the offering of our senior notes were also used to repay existing debt in the United States and United Kingdom, to repurchase all the warrants issued to holders of the Company's subordinated debt, to repurchase 40% of the common stock held by Genstar Capital Corporation, to repurchase 8.5% of the common stock held by management and to repurchase 40% of the options held by management. The total cost associated with the repurchase of these securities was approximately $29.7 million.

In January 1999, we acquired a remanufacturing business that continues to operate in Saddlebrook, NJ. We purchased this business for $2.9 million, financed through our U.S. revolving line of credit.

During 1998, we organized our business into three divisions. While the three divisions bear the names of their principal markets, no division sells exclusively into its target market. Further, each division has some sales into the target markets of the other divisions.

The Heavy Duty Systems Division produces alternators, starter motors, inline pumps, control boxes and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. The division's major facilities are in Arcade, NY, Florence, KY, Acton, England, and Leyland, England.

The Electric Vehicle Systems Division produces motors (including starter motors, material handling motors, and pump and winch motors), controls (including contactors, solenoids, relays, distributors, and control boxes), battery chargers and other products. The division's major facilities are in Decatur, AL, Wagoner, OK, Florence, KY, Troy, OH and Leyland, England. We sell these products into many of the same markets as the products of our Heavy Duty Systems Division. In addition, the products of our Electric Vehicles Systems Division are sold into the material handling market for installation on or use with lift trucks and other electric vehicles, the truck accessory market for use in winches, snow plow lifts and other applications, and the telecommunications market where contactors are used in battery backup systems.

The Automotive Systems Division manufactures automotive components, primarily automotive alternators and starter motors. The division's major facilities are in South Africa and Argentina, with smaller remanufacturing facilities in Dearborn, MI and Saddlebrook, NJ. The Argentina operation also manufactures steering columns and distributors. Some of the products of this division are sold into the heavy duty and material handling markets. In both South Africa and Argentina more than half of our sales are to the automotive aftermarket, and about half of those aftermarket sales are products purchased for resale.

Results of Operations

Three Months Ended April 3, 1999 Compared to Three Months Ended April 4, 1998

Sales for the three months ended April 3, 1999 were $64.8 million, a decrease of $9.7 million, or 13.1%, from the $74.5 million in the first quarter of 1998. The decreases in sales dollars were approximately even across the three divisions. Heavy Duty Systems sales declined approximately $2.9 million or 9.0%. Heavy Duty Systems sales in the United Kingdom declined $3.8 million but were partially offset by a $1.0 million increase in Heavy Duty Systems sales in the United States. While United States Heavy Duty Systems defense sales declined $0.4 million, or 30%, heavy duty and other sales increased by $1.4 million, or 24%. Electric Vehicle Systems sales declined approximately $3.2 million or 17.8%. Contributing to this decline were both the defense sales decline of $1.8 million, or 62%, and the material handling decline of $0.9 million, or 34%. Automotive Systems sales declined approximately $3.2 million or 22.1%. The Argentina sales decline of $4.5 million was partially offset by the $1.3 million in additional sales of the newly acquired Roberts Remanufacturing business in Saddlebrook, NJ.

Gross profit was $14.3 million in the first quarter of 1999, or 22.0% of sales. This compares to gross profit of $14.5 million, or 19.4% of sales, for the first quarter of 1998. We believe the improvement of gross profit as a percent of sales is attributable to ongoing cost cutting measures in the United Kingdom and Argentina, the acquisition of the Roberts Remanufacturing business, lower material costs, improved productivity, and a shift in sales toward higher margin products.

Selling, general, and administrative expense was $9.7 million, or 14.9% of sales, for the first quarter of 1999, a decrease of $0.1 million, or 1.4%, from $9.8 million, or 13.2% of sales, in the first quarter of 1998. Reductions in selling, general, and administrative expense reflect the cost control benefits of the integration of the businesses acquired in the Lucas acquisition.

We recorded a $2.1 million charge in January of 1998 to reflect our repurchase from management of 40% of then-outstanding options to purchase our common stock. We also recorded a first quarter charge in 1998 of $1.0 million to cover severance payments related to restructuring activities at our facilities in Leyland, England and Decatur, Alabama. Of this total, $0.5 million was spent in 1998, $0.1 million was spent in the first quarter of 1999, and the remainder is expected to be spent during the second quarter 1999.

Operating income in the first quarter of 1999 was $4.6 million, or 7.1% of sales, an increase of $3.0 million, or 185%, from the $1.6 million, or 2.1% of sales, in the first quarter of 1998 due to the factors discussed above.

Other income was $131,000 in the first quarter of 1999 versus $86,000 in the first quarter of 1998. This consists primarily of income from gain on the sale of fixed assets, foreign currency translation adjustments, gain on undistributed earnings, and interest and miscellaneous income, partially offset by pension expense for inactive defined benefit pension plans associated with United States facilities that have been closed, royalty expenses, and South Africa trademark expense.

Interest expense was $3.7 million in the first quarter of 1999, an increase of $0.4 million, or 12%, compared to $3.3 million in the first quarter of 1998. This increase is due to increases in bank debt in the United States, United Kingdom and South Africa, as well as increases in capital leases, as compared to levels of debt in the first quarter of 1998.

Provision for income taxes was $972,000, 103.4% of income from continuing operations before taxes for the first quarter of 1999 as compared to the $606,000 benefit for the first quarter of 1998, 38.5% of loss from continuing operations before taxes and the extraordinary item. The increase in the tax rate is due to losses in Argentina for which no tax benefit has been recorded.

In conjunction with the incurrence of additional debt, the refinancing of our existing debt and repurchase of warrants, we recorded an extraordinary item of $1.3 million net-of-tax in 1998. On a pretax basis this charge covered $728,000 in debt prepayment fees, $335,000 for the write-off of unamortized financing costs, $733,000 to write off the unamortized discount on subordinated debt and $195,000 related to the repurchase of warrants.

Liquidity and Capital Resources

Cash used by operating activities in the first quarter of 1999 was $8.0 million. Capital spending in the first quarter of 1999 was $2.1 million. Capital spending in the United States was $0.8 million, while capital spending in the United Kingdom was $0.6 million, in Argentina $0.5 million, and in South Africa $0.2 million. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products. We also expect to spend approximately $2.8 million in 1999 on redundancy costs, to be charged to the reserve established in connection with the Lucas acquisition in 1998.

In connection with the acquisition of our Argentina operations from Lucas in 1998, we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables expected to be collected in 1999, 2000, and 2001, up to $4.9 million contingent upon the collection of certain fully-reserved receivables and up to $6.6 million contingent upon the achievement by our Argentina subsidiary of certain earnings targets in 1999 and 2000. Aggregate payments in 1998 totaled $1.1 million for receivables collected with no activity in the first quarter of 1999. We expect to pay any of these contingencies from the collection of receivables or from such earnings.

Debt, net of cash, increased from $139.9 million at December 31, 1998 to $152.8 million at April 3, 1999, an increase of $12.9 million. The increase was due, in part, to the acquisition of the Roberts Remanufacturing business in January 1999. We had revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $4.7 million and $1.6 million ((pound)1.0 million) were available based on the April 3, 1999 levels of receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. In Argentina and South Africa, we have arrangements with several banks permitting discount or borrowing against receivables. Total available credit in Argentina and South Africa as of April 3, 1999 was approximately $5.7 million.

We expect our liquidity needs to consist primarily of working capital needs and scheduled payments of principal and interest on our indebtedness. We expect our short-term liquidity needs to be provided by operating cash flows and borrowings under our revolving credit facilities. We expect to fund our long-term liquidity needs from our operating cash flows, the issuance of debt and/or equity securities and bank borrowings. We believe that cash flows from operations, our existing cash balances and amounts available under these revolving credit facilities will provide adequate funds for on going operation, planned capital expenditures, investments, and debt service for at least the next twelve months. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

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

We have completed our Year 2000 assessments of our information technology and embedded systems, and are continuing efforts to prepare our systems and applications for the Year 2000 as part of a larger, general program to enhance all of our computer systems. The Year 2000 element of these efforts consists primarily of installing or upgrading enterprise resource planning systems to be Year 2000 compliant at our United States, United Kingdom and Argentina facilities, and ensuring compliance by an outside service bureau utilized by our South African facility. Software remediation efforts in the United States are more than 95% complete as of April 3, 1999 and all actions are expected to be completed and all systems are expected to be updated in early 1999. Because the majority of our operations outside of the United States were acquired in early 1998 and these operations were not Year 2000 compliant, our efforts to deal with the Year 2000 issue outside the United States are further from completion than our domestic programs. In Argentina a new system has been selected and installation begun. In the United Kingdom, a system used in two locations is being replaced, while the system in use at a third location is being upgraded for Year 2000 compliance. We expect all of our efforts outside the United States to be completed by July 31, 1999. We expect that the material aspects of the systems upgrades and remediation efforts at all of our facilities will be completed and accordingly will be Year 2000 compliant prior to December 31, 1999. In addition, we have reviewed our product base and believe that our products will not be affected by Year 2000 issues.

In connection with the overall computer enhancement program, including Year 2000 compliance, we expect too incur aggregate internal and third party costs of approximately $3.0 million, of which approximately $2.1 million had been incurred by the first quarter of 1999. The $3.0 million total includes approximately $0.5 million related to in-house efforts to enhance the performance of our United States warehousing systems, approximately $1.0 million for each of the United Kingdom and Argentina software conversions and approximately $0.5 million related to ancillary Year 2000 efforts.

We rely on third party vendors and service providers for certain products and services, including certain data processing capabilities. We are communicating with our principal vendors and service providers to assess the Year 2000 readiness of their products and services. Responses indicate that our significant providers currently have compliant versions available or are well into renovation and testing phases with completion scheduled prior to December 31, 1999. However, we can give no guarantee that the systems of these vendors and service providers in which we rely will be timely Year 2000 compliant. Our contingency planning for Year 2000 issues related primarily to securing backup vendors (which have been identified for key purchased products) and the possibility of stockpiling raw materials. Contingency planning will continue throughout 1999 and our plans will be modified based upon the progress of our remediation efforts, system updates and installations and based upon our communications with selected suppliers.

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

Forward-Looking Statements

This form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included herein may contain forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which our management shares its knowledge and judgement about factors that they believe may materially affect our performance. We make the forward-looking statements in good faith and believe them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." All subsequent written and oral statements that we make are qualified in their entirety by these factors.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

              We have not filed any reports on Form 8-K during the quarterly period Ended April 3, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 17, 1999                 By:   /s/  Kenneth C. Cornelius
                                          ---------------------------------
                                                 Kenneth C. Cornelius
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (principal financial and
                                                  accounting officer)