Form 10-Q
period 1999-07-03
PRESTOLITE ELECTRIC HOLDING INC
filed 1999-08-16
CIK 1057053

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

(Mark one)
/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 3, 1999.

/   /   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Transition Period From
        ______________to_________________.

Commission file Number    333-49429-01

                       Prestolite Electric Holding, Inc.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           94-3142033
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

      2100 Commonwealth Blvd., Ste 300, Ann Arbor, Michigan       48105
      -------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                               (734) 913 - 6600
                               ----------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
 (Former name, address, and former fiscal year, if changed since last report)

     Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                   Yes      X              No
                        ---------              ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         Number of common shares outstanding
            Class:                       as of August 11, 1999
         Common Stock                            1,993,000

                                   FORM 10-Q

                               TABLE OF CONTENTS





Part I:  Financial Information

         Item 1:   Condensed Consolidated Balance Sheets                                                  3
                      at July 3, 1999 (unaudited) and December 31, 1998

                   Condensed Consolidated Statement of Operations                                         4
                      Three months ended July 3, 1999 (unaudited)
                      and July 4, 1998 (unaudited)

                   Condensed Consolidated Statements of Cash Flows                                        5
                      Three months ended July 3, 1999 (unaudited)
                      and July 4, 1998 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                                   6


         Item 2:   Management's Discussion and Analysis of Financial                                     12
                   Condition and Results of Operations




Part II:           Other Information                                                                     19

                   Signatures                                                                            20


                        PART I:  FINANCIAL INFORMATION

                         ITEM 1: FINANCIAL STATEMENTS

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
                     Condensed Consolidated Balance Sheet
                     (in thousands, except share amounts)


                                                                                July 3,          December 31,
                                                                                 1999                1998
                                                                             --------------     ---------------
Assets
   Current Assets:
      Cash                                                                         $ 1,614               $ 896
      Accounts receivable, net of allowances                                        48,771              51,352
      Inventories, net                                                              54,283              52,082
      Deferred tax asset                                                             2,711               2,134
      Prepaid and other current assets                                               2,469               2,286
                                                                             --------------     ---------------
                                Total current assets                               109,848             108,750

   Property, plant and equipment, net                                               55,241              56,064
   Deferred tax asset                                                                1,002               1,002
   Investments                                                                       4,880               4,996
   Intangible assets                                                                11,128              11,528
   Long-term receivables, pension assets and assets
     of discontinued operations                                                      5,699               5,807
                                                                             --------------     ---------------
                                Total assets                                      $187,798            $188,147
                                                                             ==============     ===============

Liabilities
   Current Liabilities:
      Revolving credit                                                             $ 6,733             $ 4,935
      Current portion of long-term debt                                              3,166               2,401
      Accounts payable                                                              23,839              26,088
      Accrued liabilities                                                           22,475              27,135
                                                                             --------------     ---------------
                                Total current liabilities                           56,213              60,559

   Long-term debt                                                                  141,209             133,416
   Other non-current liabilities                                                     2,133               3,090
                                                                             --------------     ---------------
                                Total liabilities                                  199,555             197,065

Stockholders' equity
   Common stock, par value $.01, 5,000,000 shares                                        2                   2
      authorized, 1,993,000 shares issued and outstanding
      at July 3, 1999 and December 31, 1998, respectivley
   Paid-in capital                                                                  16,623              16,623
   Retained earnings (accumulated deficit)                                          (1,221)               (404)
   Notes receivable, employees' stock purchase, 7.74% due 2002                        (513)               (559)
   Foreign currency translation adjustment                                          (2,199)               (131)
   Treasury stock, 1,310,000 shares on July 3, 1999 and
     December 31, 1998, respectively                                               (24,449)            (24,449)
                                                                             --------------     ---------------
                                Total stockholders' equity                         (11,757)             (8,918)

                                                                             --------------     ---------------
               Total liabilities and stockholders' equity                         $187,798            $188,147
                                                                             ==============     ===============


The accompanying notes are an integral part of the condensed consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statements of Operations
                      (in thousands except share amounts)


                                                         For the three months ended              For the six months ended
                                                      --------------------------------       --------------------------------

                                                         July 3,           July 4,              July 3,           July 4,
                                                          1999              1998                 1999              1998
                                                      --------------    --------------       --------------    --------------
Net Sales                                                  $ 65,761          $ 72,848            $ 130,519         $ 147,373
Cost of goods sold                                           53,794            57,888              104,298           117,919

                                                      --------------    --------------       --------------    --------------
      Gross profit                                           11,967            14,960               26,221            29,454

Selling, general and administrative                           9,641             9,832               19,314            19,638
Costs associated with option repurchase                           -                 -                    -             2,101
Restructuring charge                                              -                 -                    -               980

                                                      --------------    --------------       --------------    --------------
      Operating income                                        2,326             5,128                6,907             6,735

Interest expense                                              4,114             3,245                7,886             6,526
Other expense (income)                                         (917)             (436)              (1,048)             (522)
     Income from continuing operations before
     extraordinary loss and income taxes              --------------    --------------       --------------    --------------
                                                               (871)            2,319                   69               731
Loss (benefit) from unconsolidated subsidiaries                  26                 -                  116                 -
Provision for (benefit from) income taxes                      (202)              869                  770               263

                                                      --------------    --------------       --------------    --------------
     Income from continuing operations                         (695)            1,450                 (817)              468

Extraordinary loss, net of taxes of $716                          -                 -                    -             1,275

                                                      --------------    --------------       --------------    --------------
      Net income (loss)                                    $   (695)         $  1,450            $    (817)        $    (807)
                                                      ==============    ==============       ==============    ==============

      Other comprehensive income (expense):
        Foreign currency translation adjustment            $   (569)         $   (968)           $  (2,068)        $    (927)

                                                      --------------    --------------       --------------    --------------
     Comprehensive income (expense)                        $ (1,264)         $    482            $  (2,885)        $  (1,734)
                                                      ==============    ==============       ==============    ==============

Basic earnings per common share
   Income from continuing operations                       $  (0.35)         $   0.73            $   (0.41)        $    0.22
   Extraordinary item                                           $ -               $ -                  $ -         $   (0.59)
                                                      --------------    --------------       --------------    --------------
   Net income (loss)                                       $  (0.35)         $   0.73            $   (0.41)        $   (0.37)
                                                      ==============    ==============       ==============    ==============

Diluted earnings per common share
   Income from continuing operations                       $  (0.35)         $   0.69            $   (0.41)        $    0.20
   Extraordinary item                                      $      -          $      -            $       -         $   (0.56)
                                                      --------------    --------------       --------------    --------------
   Net income (loss)                                       $  (0.35)         $   0.69            $   (0.41)        $   (0.36)
                                                      ==============    ==============       ==============    ==============

Basic shares outstanding                                  1,993,000         1,993,000            1,993,000         2,160,774
Dilutive shares outstanding                               2,126,314         2,103,860            2,126,386         2,284,495


The accompanying notes are an integral part of the condensed consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statement of Cash Flows
                                (in thousands)




                                                                                           For the six months ended
                                                                                     ------------------------------------
                                                                                        July 3,               July 4,
                                                                                         1999                  1998
                                                                                     --------------        --------------
 Cash Flows from Operating Activities:

Net income (loss)                                                                          $  (817)              $  (807)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Loss on debt refinancing                                                                    -                 1,991
     Option repurchase                                                                           -                 2,101
     Cash provided by (used in) discontinued operations                                          -                 1,548
     Depreciation                                                                            5,196                 5,391
     Amortization                                                                              947                   486
     Loss (gain) on sale of property, plant, and equipment                                      65                  (122)
     Loss from unconsolidated subsidiaries                                                     116                     -
     Deferred taxes                                                                           (577)               (1,431)
     Changes in working capital items                                                       (7,152)                3,707
                                                                                     --------------        --------------
           Net cash provided by operating activities                                        (2,222)               12,864

Cash Flows from Investing Activities:

Capital expenditures                                                                        (4,353)               (5,557)
Proceeds from disposal of fixed assets                                                           5                    12
Acquisition of:
      Lucas businesses                                                                           -               (48,209)
      Roberts Remanufacturing                                                               (2,958)                    -
      Investment in affiliates                                                                (650)               (1,500)
                                                                                     --------------        --------------
           Net cash provided by investing activities                                        (7,956)              (55,254)

Cash Flows from Financing Activities:

Net increase (decrease) in revolving credit                                                  9,505                (1,377)
Payments on long-term debt                                                                       -               (31,146)
Proceeds from borrowings                                                                       765               125,000
Costs related to new borrowings, including loss on refinancing                                   -                (5,785)
Purchase of treasury stock, options and warrants, employee stock receivable                     46               (29,895)
Borrowings (payments) on capital leases                                                        100                   (33)
Other financing costs, net                                                                     (14)               (6,773)
                                                                                     --------------        --------------
           Net cash from financing activities                                               10,402                49,991

Effect of exchange rate changes on cash                                                        494                  (237)

                                                                                     --------------        --------------
Net increase (decrease) in cash                                                                718                 7,364
Cash - beginning of period                                                                     896                   455

                                                                                     --------------        --------------
Cash - end of period                                                                       $ 1,614               $ 7,819
                                                                                     ==============        ==============


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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 1998. The year-end 1998 condensed balance sheet data was derived from our audited financial statements, but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three- and six-month periods ended July 3, 1999 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

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

On January 22, 1998 Prestolite acquired the heavy duty products division of Lucas Industries, plc. (a U. K. corporation), Lucas South Africa and Lucas Indiel Argentina S. A., collectively referred to as "the Lucas Acquisition," for approximately $44.3 million in cash, net of cash acquired and including the assumption of approximately $3.2 million in debt, inventory purchases of approximately $1.4 million during 1998, and up to $4.1 million for certain accounts receivable as they are collected ($1,074,000 paid during 1998, no payments during the first quarter of 1999, and $0.1 million paid during the second quarter of 1999). In addition, Prestolite has agreed to pay Lucas up to an additional $6.6 million if certain operating targets are achieved in Argentina in 1999 and 2000 and up to $ 4.9 million if certain fully reserved receivables are collected. No liability for this $11.5 million is accrued, as management does not consider payment probable. Any future payments will be recorded as an adjustment to the purchase price. In addition, on January 22, 1998, Prestolite Electric Incorporated completed the offering of $125 million of 9.625% Senior Notes due 2008 (the "Notes"). The proceeds of the Notes funded the Lucas Acquisition and repaid approximately $42 million of our outstanding indebtedness. Approximately $29.7 million of the proceeds were also used for the repurchase of common stock, warrants and options to purchase common stock. These transactions are more fully described in our Annual Report on Form 10-K for the year ended December 31, 1998.

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

Note 3: Inventories

Inventories are summarized as follows (in thousands of U.S. dollars):

                                                             As of                        As of
                                                           July 3,                 December 31,
                                                              1999                         1998
                                                     --------------               --------------

              Raw Material                                $ 18,050                     $ 15,014
              Work in Progress                              15,257                       16,171
              Finished Goods                                20,976                       20,897
                                                     --------------               --------------
                                                          $ 54,283                     $ 52,082
                                                     ==============               ==============

Note 4: Property, Plant and Equipment

Property, Plant and Equipment consists of the following (in thousands of U.S. dollars):

                                                              As of                       As of
                                                            July 3,                December 31,
                                                               1999                        1998
                                                     ---------------             ---------------

               Land & Buildings                           $  29,662                    $ 29,433
               Machinery & Equipment                         59,825                      54,863
               Construction in Progress                       3,618                       2,699
                                                     ---------------             ---------------
                        Total, at Cost                       93,105                      86,995
               Accumulated Depreciation                     (37,864)                    (30,931)
                                                     ---------------             ---------------
               Net                                        $  55,241                    $ 56,064
                                                     ===============             ===============

Note 5: Investments

Investments consist of the following (in thousands of U.S. dollars):



                                                                 As of                       As of
                                                               July 3,                December 31,
                                                                  1999                        1998
                                                        ---------------             ---------------

       DAX Industries, Inc. (35% interest)                      $1,715                      $1,869
       Ecoair Corp. (7% interest, at cost)                       2,000                       2,000
       Prestolite Asia Ltd. (50% interest)                         568                         530
       Auto Ignition, Ltd. (4% interest, at cost)                  597                         597
                                                        ---------------             ---------------
                                                                $4,880                      $4,996
                                                        ===============             ===============

Note 6: Debt

In 1998 we issued $125 million of 9.625% (interest payable semiannually) unsecured senior notes. The senior notes mature on February 1, 2008 but may be redeemed earlier at our option under conditions specified in the indenture pursuant to which the senior notes were issued. The senior notes are senior unsecured obligations of Prestolite Electric Incorporated and are fully and unconditionally guaranteed on a senior unsecured basis by Prestolite Electric Holding, Inc. The senior notes are subordinated to our secured credit facilities, to the extent of the value of the assets securing such indebtedness, including the secured facilities described below. The senior notes are also subordinated to the indebtedness of any subsidiary of Prestolite Electric Incorporated, including the indebtedness of its United Kingdom subsidiary. The proceeds were used to refinance existing debt, fund the acquisition of the Lucas businesses and to repurchase certain Prestolite Electric Holding, Inc. securities. The senior notes are more fully described in our Prospectus dated June 26, 1998.

In connection with the issuance of the Notes, we entered into new credit agreements in the U. S. and the U. K. The U. S. agreement consists of a $23.0 million revolving credit facility ($17.1 million available at July 3, 1999) which is advanced according to a formula based on eligible accounts receivable and inventory levels. The borrowings are collateralized by all U. S. accounts receivable and inventories and mature on July 31, 2000. Interest is payable at the bank's prime rate (7.75 percent at July 3, 1999) or at the "London Late Eurodollar" rate plus 2.75 percent at our option. In certain situations these rates may be increased by 0.125 percent.

The U. K. agreement allows us to borrow up to (Pounds)7.0 million ((Pounds)5.5 million available at July 3, 1999) and is advanced based on eligible U. K. accounts receivable. Interest is payable at the bank's base rate, 6.75 percent at July 3, 1999. This agreement expires in April 2002.

In Argentina and South Africa, we have arrangements with several banks which allow our subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 16.5 percent to 21.3 percent at July 3, 1999. Total available credit in Argentina and South Africa at July 3, 1999 was approximately $4.6 million.

Debt consists of the following (in thousands of U.S. dollars):

                                                              As of                      As of
                                                            July 3,               December 31,
                                                               1999                       1998
                                                     ---------------             --------------

               U.S. Bank Debt                              $ 14,551                    $ 3,366
               U.S. Unpresented Checks                        1,490                        385
               U.K. Bank Debt                                 4,761                      8,132
               Argentina Bank Debt                            2,809                      2,120
               South Africa Bank Debt                           931                        269
               Senior Notes                                 125,000                    125,000
               Capital Lease Obligations                      1,296                      1,196
               Other Debt                                       270                        284
                                                     ---------------             --------------
                    Total Debt                              151,108                    140,752
               Current Maturities                             9,899                      7,336
                                                     ---------------             --------------
                     Long Term Debt                       $ 141,209                  $ 133,416
                                                     ===============             ==============

               Cash                                           1,614                        896
                                                     ---------------             --------------
               Total Debt net of Cash                     $ 149,494                  $ 139,856
                                                     ===============             ==============

Note 7:  Segment Reporting

In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior quarter information is restated to conform with the provisions of SFAS No. 131. Prestolite operates in four principal geographic regions. Sales in South Africa and Argentina consist largely of products for the automotive market while sales of products in the United States and United Kingdom consist largely of products for non-automotive applications. Sales between geographic segments and between operating segments are priced at cost plus a standard markup.

Sales to external customers, based on country of origin, is as follows (in thousands of U.S. dollars):

                                                  North          United                          South
                                                 America        Kingdom        Argentina        Africa          Total
                                              -------------- --------------- --------------- -------------- ---------------

For quarter ended July 3, 1999                     $ 35,401        $ 16,286        $ 10,809        $ 3,265        $ 65,761
For quarter ended July 4, 1998                       34,066          17,767          17,555          3,460          72,848

For six months ended July 3, 1999                  $ 70,988        $ 32,985        $ 20,120        $ 6,426        $130,519
For six months ended July 4, 1998                    70,279          38,903          31,296          6,895         147,373


During 1998, the Company began to manage itself on the basis of three business units (Heavy Duty Systems, Electric Vehicle Systems, and Automotive Systems) and to evaluate the performance of its segments based on earnings before interest expense, taxes, depreciation and amortization and excluding restructuring and option repurchase charges ("EBITDA"). Corporate overhead and certain other charges are not allocated to the divisions. Segment assets are not currently broken out in the normal course of managing segment operations; accordingly, such information is not available for disclosure. In accordance with SFAS No. 131, the operating results for the quarters ended July 3, 1999 and July 4, 1998 are summarized by operating segment (in thousands of U.S. dollars) below:



                                                 Heavy         Electric
                                                  Duty          Vehicle       Automotive
                                                 Systems        Systems         Systems       Unallocated
                                                Division        Division        Divison          Costs            Total
                                             -------------- --------------- -------------- ---------------- ----------------
Sales to external customers:
For quarter ended July 3, 1999                    $ 31,659        $ 18,262       $ 15,840                          $ 65,761
For quarter ended July 4, 1998                      32,466          18,771         21,611                            72,848

EBITDA:
For quarter ended July 3, 1999                       4,231           1,856          1,655         $ (1,469)           6,273
For quarter ended July 4, 1998                       4,500           2,941          2,431           (1,423)           8,449

Sales to external customers:
For six months ended July 3, 1999                   64,462          35,871         30,186                           130,519
For six months ended July 4, 1998                   68,119          39,813         39,441                           147,373

EBITDA:
For six months ended July 3, 1999                   10,132           4,155          2,651           (2,956)          13,982
For six months ended July 4, 1998                    9,941           6,095          3,370           (3,191)          16,215

A reconciliation of EBITDA to income from continuing operations before income taxes follows (in thousands of U.S. dollars):

                                                                            For the three months
                                                                                   ended
                                                                  --------------------------------------
                                                                      July 3,                July 4,
                                                                       1999                   1998
                                                                  ---------------        ---------------
EBITDA for reporting segments                                            $ 6,273                $ 8,449
Depreciation and amortization                                              3,056                  2,885
Loss (income) in unconsolidated subsidiaries                                  26                      -
Interest expense                                                           4,114                  3,245
                                                                  ---------------        ---------------
Income from continuing operations before income taxes                    $  (871)               $ 2,319
                                                                  ===============        ===============


                                                                            For the six months
                                                                                  ended
                                                                  --------------------------------------
                                                                       July 3,                July 4,
                                                                        1999                   1998
                                                                  ---------------        ---------------
EBITDA for reporting segments                                            $13,982                $16,215
Depreciation and amortization                                              6,143                  5,877
Loss (income) in unconsolidated subsidiaries                                 116                      -
Option repurchase                                                              -                  2,101
Restructuring                                                                  -                    980
Interest expense                                                           7,886                  6,526
                                                                  ---------------        ---------------
Income from continuing operations before income taxes                    $    69                $   731
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

The Heavy Duty Systems Division produces alternators, starter motors, inline pumps, control boxes and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. The division's major facilities are in Arcade, NY; Florence, KY; Acton, England; and Leyland, England.

The Electric Vehicle Systems Division produces motors (including starter motors, material handling motors, and pump and winch motors), controls (including contactors, solenoids, relays, distributors, and control boxes), battery chargers and other products. The division's major facilities are in Decatur, AL; Wagoner, OK; Florence, KY; Troy, OH; and Leyland, England. We sell these products into many of the same markets as the products of our Heavy Duty Systems Division. In addition, the products of our Electric Vehicles Systems Division are sold into the material handling market for installation on or use with lift trucks and other electric vehicles; the truck accessory market for use in winches, snow plow lifts and other applications; and the telecommunications market where contactors are used in battery backup systems.

The Automotive Systems Division manufactures automotive components, primarily alternators and starter motors. The division's major facilities are in South Africa and Argentina, with smaller remanufacturing facilities in Dearborn, MI and Saddlebrook, NJ. The Argentina operation also manufactures steering columns and distributors. Some of the products of this division are sold into the heavy duty and material handling markets. In both South Africa and Argentina more than half of our sales are to the automotive aftermarket, and about half of those aftermarket sales are products purchased for resale.

Results of Operations
Three Months Ended July 3, 1999 Compared to Three Months Ended July 4, 1998

Sales for the three months ended July 3, 1999 were $65.8 million, a decrease of $7.1 million, or 9.7%, from $72.8 million in the second quarter of 1998. The decrease in sales dollars is mainly attributable to the Automotive Systems Division. Automotive Systems sales declined approximately $5.5 million or 25.2%. An Argentina sales decline of $6.7 million was partially offset by $1.3 million in additional sales of the recently acquired Roberts Remanufacturing business in Saddlebrook, NJ. Heavy Duty Systems sales declined approximately $0.7 million or 2.2%. Heavy Duty Systems sales in the United Kingdom declined $2.1 million but were partially offset by a $1.3 million increase in Heavy Duty Systems sales in the United States. While Heavy Duty Systems defense sales in the United States declined $44,000, or 4.9%, other U.S. sales increased by $1.4 million, or 8.7%. Electric Vehicle Systems sales declined approximately $0.6 million or 3.3%. Contributing to this decline were both a defense sales decline of $0.9 million, or 41.0%, and a material handling decline of $0.3 million, or 13.3%.

Gross profit was $12.0 million in the second quarter of 1999, or 18.2% of sales. This compares to gross profit of $14.9 million, or 20.5% of sales, in the second quarter of 1998. At several manufacturing facilities, we were unable to sufficiently reduce overhead expenses to match the decline in sales. In the United Kingdom, warranty costs were higher than normal. These factors caused a decline in gross profit as a percent of sales. We believe that the major factors contributing to these warranty claims have been addressed. However, we cannot assure you that we will not incur additional warranty costs in future periods.

Selling, general, and administrative expense was $9.6 million, or 14.7% of sales, for the second quarter of 1999, a decrease of $0.2 million, or 1.9%, from $9.8 million, or 13.5% of sales, in the second quarter of 1998. Reduction in selling, general, and administrative expense in our international locations continues to reflect the cost control benefits of the integration of the businesses acquired in the Lucas acquisition. This reduction is offset in part by the increased selling, general, and administrative expense in U.S. Heavy Duty Systems and in U.S. Automotive Systems due to the acquisition of the Roberts Remanufacturing business.

Operating income in the second quarter of 1999 was $2.3 million, or 3.5% of sales, a decrease of $2.8 million, or 54.6%, from the $5.1 million, or 7.0% of sales, in the second quarter of 1998. This was due to the factors discussed above.

Other income was $917,000 in the second quarter of 1999 versus $436,000 in the second quarter of 1998. This consists of the net effect of interest income, income from the elimination of a lawsuit-related reserve in Argentina in 1999, pension expense for inactive defined benefit pension plans associated with United States facilities that have been closed, foreign currency exchange losses, royalty expenses, and South Africa trademark expense.

Interest expense was $4.1 million in the second quarter of 1999, an increase of $0.9 million, or 26.8%, compared to $3.2 million in the second quarter of 1998. This increase is due to increases in bank debt in the United States, United Kingdom and South Africa, as well as increases in capital leases, as compared to levels of debt in the second quarter of 1998.

Benefit from income taxes was $202,000, 23.2% of income from continuing operations before taxes, for the second quarter of 1999 as compared to the $869,000 provision for income taxes for the second quarter of 1998, 37.5% of income from continuing operations before taxes and the extraordinary item. The change in the tax rate is due to losses in Argentina for which no tax benefit has been recorded.

Six Months Ended July 3, 1999 Compared to Six Months Ended July 4, 1998

Sales for the six months ended July 3, 1999 were $130.5 million, a decrease of $16.8 million, or 11.4%, from $147.4 million in the first six months of 1998. The decrease in sales dollars is mainly attributable to the Automotive Systems Division. Automotive Systems sales declined approximately $8.8 million or 22.2%. An Argentina sales decline of $11.2 million was partially offset by $2.5 million in additional sales of the recently acquired Roberts Remanufacturing business. Heavy Duty Systems sales declined approximately $3.5 million or 5.2%. Heavy Duty Systems sales in the United Kingdom declined $5.9 million but were partially offset by a $2.3 million increase in Heavy Duty Systems sales in the United States. While Heavy Duty Systems defense sales in the United States declined $0.5 million, or 19.8%, other heavy Duty systems sales in the United States increased by $2.8 million, or 8.6%. Electric Vehicle Systems sales declined approximately $3.8 million or 9.5%. Contributing to this decline were both a defense sales decline of $2.7 million, or 53.1%, and a material handling decline of $1.2 million, or 24.4%.

Gross profit was $26.2 million in the first six months of 1999, or 20.1% of sales. This compares to gross profit of $29.5 million, or 19.9% of sales, for the first six months of 1998. The increase in gross profit as a percent of sales results from several factors. Ongoing cost cutting measures in the United Kingdom and Argentina have reduced overhead costs, although the benefit of these reductions have been partly offset by declining volume. The Roberts Remanufacturing business, acquired in January 1999, has higher margins than the company average. Lower material costs, improved productivity, and a shift in sales to higher margin products have also enhanced our gross profit percentage.

Selling, general, and administrative expense was $19.3 million, or 14.8% of sales, for the first six months of 1999, a decrease of $0.3 million, or 1.7%, from $19.6 million, or 13.3% of sales, in the first six months of 1998. Reduction in selling, general, and administrative expense in our international locations continues to reflect the cost control benefits of the integration of the businesses acquired in the Lucas acquisition. This reduction is offset in part by the increased selling, general, and administrative expense in the U.S. Heavy Duty Systems and in U.S. Automotive Systems due to the acquisition of the Roberts Remanufacturing business.

We recorded a $2.1 million charge in January of 1998 to reflect our repurchase from management of 40% of then-outstanding options to purchase our common stock. We also recorded a first quarter charge in 1998 of $1.0 million to cover severance payments related to restructuring activities at our facilities in Leyland, England and Decatur, Alabama. Of this total,

$0.5 million was spent in 1998 and $0.1 million was spent in the first six months of 1999. The remainder is expected to be spent during the second half of 1999.

Operating income in the first six months of 1999 was $6.9 million, or 5.3% of sales, an increase of $0.2 million, or 2.6%, from the $6.7 million, or 4.6% of sales, in the first six months of 1998. This was due to the factors discussed above.

Other income was $1.0 million in the first six months of 1999 versus $522,000 in the first six months of 1998. This consists primarily of interest income, the elimination of a lawsuit-related reserve in Argentina in 1999, and miscellaneous income. These were partially offset by pension expense for inactive defined benefit pension plans associated with United States facilities that have been closed, foreign currency exchange losses, royalty expenses, and South Africa trademark expense.

Interest expense was $7.9 million in the first six months of 1999, an increase of $1.4 million, or 20.8%, compared to $6.5 million in the first six months of 1998. This increase is due to increases in bank debt in the United States, United Kingdom and South Africa, as well as increases in capital leases, as compared to levels of debt in the first six months of 1998.

Provision for income taxes was $770,000, compared to a loss of $47,000 from continuing operations before taxes for the first six months of 1999. This compares to a provision for income taxes of $263,000 for the first six months of 1998, 35.6% of income from continuing operations before taxes and the extraordinary item. The high 1999 tax rate is due to losses in Argentina for which tax benefits have not been recorded.

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

Liquidity and Capital Resources

Cash used by operating activities in the first six months of 1999 was $7.8 million. Capital spending for the first six months of 1999 was $4.4 million, a $1.2 million reduction from the $5.6 million of capital spending in the first six months of 1998. Capital spending for the first six months of 1999 in the United States was $2.2 million as compared to capital spending in 1998 of $3.7 million. Capital spending for the first six months of 1999 in the United Kingdom of $1.0 million, in Argentina of $0.9 million, and in South Africa of $0.2 million, compares to the first six months of 1998 levels in the United Kingdom of $1.0 million, in Argentina of $0.5 million, and in South Africa of $0.3 million. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products. We spent $4.9 million in 1998 and $1.4 million in the first six months of 1999 on redundancy costs. We expect to spend approximately $1.4 million in the second half 1999 on redundancy costs. These amounts have been or will be charged to the reserves established in connection with the Lucas acquisition in 1998 or as a result of the 1998 restructuring charge discussed above.

In connection with the acquisition of our Argentina operations from Lucas in 1998, we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables expected to be collected in 1999, 2000, and 2001, up to $4.9 million contingent upon the collection of certain fully-reserved receivables and up to $6.6 million contingent upon the achievement by our Argentina subsidiary of certain earnings targets in 1999 and 2000. Aggregate payments for receivables collected totaled $1.1 million in 1998 and $0.1 million in the first six months of 1999. We expect to pay any of these contingencies from the collection of receivables or from such earnings.

Debt, net of cash, increased from $139.9 million at December 31, 1998 to $149.5 million at July 3, 1999. The increase was due, in part, to the acquisition of the Roberts Remanufacturing business in January 1999. We had revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $2.4 million and $3.9 million were available based on the July 3, 1999 levels of receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. In addition, during July 1999, we modified our U.S. bank agreement to allow borrowings above the amount supported by receivables and inventory. The additional amount is $3.0 million effective July 30, 1999 declining in steps to zero at December 1, 1999. In Argentina and South Africa, we have arrangements with several banks permitting discounting or borrowing against receivables. Total net additional credit available in Argentina and South Africa as of July 3, 1999 was approximately $1.1 million.

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

We have completed our Year 2000 assessments of our information technology and embedded systems, and are continuing efforts to prepare our systems and applications for the Year 2000 as part of a larger, general program to enhance all of our computer systems. The Year 2000 element of these efforts consists primarily of installing or upgrading enterprise resource planning systems to be Year 2000 compliant at our United States, United Kingdom and Argentina facilities, and ensuring compliance by an outside service bureau utilized by our South African facility. Software remediation efforts in the United States are more than 99% complete as of June 30, 1999 and all actions are expected to be completed and all systems are expected to be updated in the third quarter of 1999. Because the majority of our operations outside of the United States were acquired in early 1998 and these operations were not Year 2000 compliant, our efforts to deal with the Year 2000 issue outside the United States required a larger investment than our domestic programs. In Argentina, a new Year 2000 compliant system has been installed. In the United Kingdom, a system used in two locations has been replaced with Year 2000 compliant systems, while the system in use at a third location is being upgraded for Year 2000 compliance. These efforts were largely completed at July 31, 1999. We expect that the material aspects of the systems upgrades and remediation efforts at all of our facilities will be completed and accordingly will be Year 2000 compliant prior to December 31, 1999. In addition, we have reviewed our product base and believe that our products will not be affected by Year 2000 issues.

In connection with the overall computer enhancement program, including Year 2000 compliance, we expect to incur aggregate internal and third party costs of approximately $3.0 million, of which approximately $2.4 million had been incurred by the second quarter of 1999. The $3.0 million total includes approximately $0.5 million related to in-house efforts to enhance the performance of our United States warehousing systems, approximately $1.0 million for each of the United Kingdom and Argentina software conversions and approximately $0.5 million related to ancillary Year 2000 efforts.

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

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K
              We have not filed any reports on Form 8-K during the quarterly period ended July 3, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 1999          By:   /s/  Kenneth C. Cornelius
                                     ----------------------------------------
                                     Kenneth C. Cornelius
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (principal financial and
                                     accounting officer)