Form 10-Q/A
period 1999-07-03
PRESTOLITE ELECTRIC HOLDING INC
filed 1999-08-24
CIK 1057053

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-1

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 3, 1999.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________to________

Commission file Number        333-49429-01

                       Prestolite Electric Holding, Inc.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                                  94-3142033
     --------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                Identification Number)


     2100 Commonwealth Blvd., Ste 300, Ann Arbor, Michigan          48105
     --------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                                (734) 913-6600
                                --------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
 (Former name, address, and former fiscal year, if changed since last report)

     Indicate whether the registrant (1) has files all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                   Yes     X               No  ____________
                       ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of common shares outstanding
          Class:                             as of August 11, 1999
       Common Stock                                     1,993,000

                        EXPLANATORY NOTE TO FORM 10-Q/A


This amended quarterly report on Form 10-Q/A amends Note 4 to the condensed consolidated financial statements contained in Item 1 of the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1999, as filed with the Securities and Exchange Commission on August 12, 1999. The Machinery and Equipment and the Accumulated Depreciation detail lines of the table each change by $2,593,000, amending the details of net Property, Plant and Equipment.

                        PART I:  FINANCIAL INFORMATION

                         ITEM 1: FINANCIAL STATEMENTS

               Prestolite Electric Holding, Inc. and Subsidiaries
                  (including Prestolite Electric Incorporated)
                      Condensed Consolidated Balance Sheet
                      (in thousands, except share amounts)

                                                                      July 3,            December 31,
                                                                       1999                  1998
                                                                  ---------------       ---------------
Assets
  Current Assets:
   Cash                                                            $        1,614        $          896
   Accounts receivable, net of allowances                                  48,771                51,352
   Inventories, net                                                        54,283                52,082
   Defered tax asset                                                        2,711                 2,134
   Prepaid and other current assets                                         2,469                 2,286
                                                                  ---------------       ---------------
          Total current assets                                            109,848               108,750

  Property, plant and equipment, net                                       55,241                56,064
  Deferred tax asset                                                        1,002                 1,002
  Investments                                                               4,880                 4,996
  Intangible assets                                                        11,128                11,528
  Long-term receivables, pension assets and assets
   of discontinued operations                                               5,699                 5,807
                                                                  ---------------       ---------------
          Total assets                                             $      187,798        $      188,147
                                                                  ===============       ===============

Liabilities
  Current Liabilities:
   Revolving credit                                                $        6,733        $        4,935
   Current portion of long-term debt                                        3,166                 2,401
   Accounts payable                                                        23,839                26,088
   Accrued liabilities                                                     22,475                27,135
                                                                  ---------------       ---------------
          Total current liabilities                                        56,213                60,559

  Long-term debt                                                          141,209               133,416
  Other non-current liabilities                                             2,133                 3,090
                                                                  ---------------       ---------------
          Total liabilities                                               199,555               197,065

Stockholders' equity
  Common stock, par value $.01, 5,000,000 shares
   authorized, 1,993,000 shares issued and outstanding
   at July 3, 1999 and December 31, 1998, respectivley                          2                     2
  Paid-in capital                                                          16,623                16,623
  Retained earnings (accumulated deficit)                                  (1,221)                 (404)
  Notes receivable, employees' stock purchase, 7.74% due 2002                (513)                 (559)
  Foreign currency translation adjustment                                  (2,199)                 (131)
  Treasury stock, 1,310,000 shares on July 3, 1999 and
   December 31, 1998, respectively                                        (24,449)              (24,449)
                                                                  ---------------       ---------------
          Total stockholders' equity                                      (11,757)               (8,918)

                                                                  ---------------       ---------------
    Total liabilities and stockholders' equity                     $      187,798        $      188,147
                                                                  ===============       ===============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

               Prestolite Electric Holding, Inc. and Subsidiaries
                  (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statements of Operations
                      (in thousands except share amounts)


                                                        For the three months ended              For the six months ended
                                                     ---------------------------------      ---------------------------------

                                                        July 3,            July 4,             July 3,            July 4,
                                                         1999               1998                1999               1998
                                                     -------------      -------------       -------------      -------------
Net Sales                                             $     65,761       $     72,848        $    130,519       $    147,373
Cost of goods sold                                          53,794             57,888             104,298            117,919

                                                     -------------      -------------       -------------      -------------
      Gross profit                                          11,967             14,960              26,221             29,454

Selling, general and administrative                          9,641              9,832              19,314             19,638
Costs associated with option repurchase                          -                  -                   -              2,101
Restructuring charge                                             -                  -                   -                980
                                                     -------------      -------------       -------------      -------------
      Operating income                                       2,326              5,128               6,907              6,735

Interest expense                                             4,114              3,245               7,886              6,526
Other expense (income)                                        (917)              (436)             (1,048)              (522)
                                                     -------------      -------------       -------------      -------------
     Income from continuing operations before
     extraordinary loss and income taxes                      (871)             2,319                  69                731

Loss (benefit) from unconsolidated subsidiaries                 26                  -                 116                  -
Provision for (benefit from) income taxes                     (202)               869                 770                263
                                                     -------------      -------------       -------------      -------------
     Income from continuing operations                        (695)             1,450                (817)               468

Extraordinary loss, net of taxes of $716                         -                  -                   -              1,275

                                                     -------------      -------------       -------------      -------------
      Net income (loss)                               $       (695)      $      1,450                (817)      $       (807)
                                                     =============      =============       =============      =============

      Other comprehensive income (expense):
        Foreign currency translation adjustment       $       (569)      $       (968)       $     (2,068)      $       (927)
                                                     -------------      -------------       -------------      -------------
     Comprehensive income (expense)                   $     (1,264)      $        482        $     (2,885)      $     (1,734)
                                                     =============      =============       =============      =============

Basic earnings per common share
   Income from continuing operations                  $      (0.35)      $       0.73        $      (0.41)      $       0.22
   Extraordinay item                                  $          -       $          -        $          -       $      (0.59)
                                                     -------------      -------------       -------------      --------------
   Net income (loss)                                  $      (0.35)      $       0.73        $      (0.41)      $      (0.37)
                                                     =============      =============       =============      =============

Diluted earnings per common share
   Income from continuing operations                  $      (0.35)      $       0.69        $      (0.41)      $       0.20
   Extraordinay item                                  $          -       $          -        $          -       $      (0.56)
                                                     -------------      -------------       -------------      -------------
   Net income (loss)                                  $      (0.35)      $       0.69        $      (0.41)      $      (0.36)
                                                     =============      =============       =============      =============

Basic shares outstanding                                 1,993,000          1,993,000           1,993,000          2,160,774
Dilutive shares outstanding                              2,126,314          2,103,860           2,126,386          2,284,495


   The accompanying notes are an integral part of the condensed consolidated financial statements.

               Prestolite Electric Holding, Inc. and Subsidiaries
                  (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statements of Operations
                                (in thousands)

                                                                                For the six  months ended
                                                                         ----------------------------------------
                                                                              July 3,                  July 4,
                                                                                1999                    1998
                                                                         ---------------         ----------------
Cash Flows from Operating Activities:

Net income (loss)                                                         $      (817)            $       (807)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Loss on debt refinancing                                                       -                    1,991
     Option repurchase                                                              -                    2,101
     Cash provided by (used in) discontinued operations                             -                    1,548
     Depreciation                                                               5,196                    5,391
     Amortization                                                                 947                      486
     Loss (gain) on sale of property, plant, and equipment                         65                     (122)
     Loss from unconsolidated subsidiaries                                        116                        -
     Deferred taxes                                                              (577)                  (1,431)
     Changes in working capital items                                          (7,152)                   3,707
                                                                         ------------            -------------
           Net cash provided by operating activities                           (2,222)                  12,864

Cash Flows from Investing Activities:
Capital expenditures                                                           (4,353)                  (5,557)
Proceeds from disposal of fixed assets                                              5                       12
Acquisition of:
      Lucas businesses                                                              -                  (48,209)
      Roberts Remanufacturing                                                  (2,958)                       -
      Investment in affiliates                                                   (650)                  (1,500)
                                                                         ------------            -------------
           Net cash provided by investing activities                           (7,956)                 (55,254)

Cash Flows from Financing Activities:

Net increase (decrease) in revolving credit                                     9,505                   (1,377)
Payments on long-term debt                                                          -                  (31,146)
Proceeds from borrowings                                                          765                  125,000
Costs related to new borrowings, including loss on refinancing                      -                   (5,785)
Purchase of treasury stock, options and warrants, employee stock                   46                  (29,895)
 receivable
Borrowings (payments) on capital leases                                           100                      (33)
Other financing costs, net                                                        (14)                  (6,773)
                                                                         ------------            -------------
           Net cash from financing activities                                  10,402                   49,991

Effect of exchange rate changes on cash                                           494                     (237)

                                                                         ------------            -------------
Net increase (decrease) in cash                                                   718                    7,364
Cash - beginning of period                                                        896                      455
                                                                         ------------            -------------
Cash - end of period                                                      $     1,614             $      7,819
                                                                         ============            =============

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

Note 3: Inventories

Inventories are summarized as follows (in thousands of U.S. dollars):


                                                    As of                      As of
                                                  July 3,               December 31,
                                                     1999                       1998
                                             -------------              -------------
            Raw Material                      $     18,050               $     15,014
            Work in Progress                        15,257                     16,171
            Finished Goods                          20,976                     20,897
                                             -------------              -------------
                                              $     54,283               $     52,082
                                             =============              =============


Note 4: Property, Plant and Equipment

Property, Plant and Equipment consists of the following (in thousands of U.S. dollars):


                                                     As of                      As of
                                                   July 3,               December 31,
                                                      1999                       1998
                                              -------------              -------------
            Land & Buildings                  $      29,662              $      29,433
            Machinery & Equipment                    57,232                     54,863
            Construction in Progress                  3,618                      2,699
                                             --------------             --------------
                  Total, at Cost                     90,512                     86,995
            Accumulated Depreciation                (35,271)                   (30,931)
                                             --------------             --------------
            Net                               $      55,241              $      56,064
                                             ==============             ==============

Note 5: Investments

Investments consist of the following (in thousands of U.S. dollars):



                                                         As of                      As of
                                                       July 3,               December 31,
                                                          1999                       1998
                                                  -------------              -------------
      DAX Industries, Inc. (35% interest)          $    1,715                 $    1,869
      Ecoair Corp. (7% interest, at cost)               2,000                      2,000
      Prestolite Asia Ltd. (50% interest)                 568                        530
      Auto Ignition, Ltd. (4% interest, at cost)          597                        597
                                                  -------------              -------------
                                                   $    4,880                 $    4,996
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

Debt consists of the following (in thousands of U.S. dollars):



                                                     As of                     As of
                                                   July 3,              December 31,
                                                      1999                      1998
                                             --------------            --------------
            U. S. Bank Debt                   $      14,551             $       3,366
            U.S. Unpresented Checks                   1,490                       385
            U. K. Bank Debt                           4,761                     8,132
            Argentina Bank Debt                       2,809                     2,120
            South Africa Bank Debt                      931                       269
            Senior Notes                            125,000                   125,000
            Capital Lease Obligations                 1,296                     1,196
            Other Debt                                  270                       284
                                             --------------            --------------
               Total Debt                           151,108                   140,752
            Current Maturities                        9,899                     7,336
                                             --------------            --------------
               Long Term Debt                 $     141,209             $     133,416
                                             ==============            ==============

            Cash                                      1,614                       896
                                             --------------            --------------
            Total Debt net of Cash            $     149,494             $     139,856
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

Sales to external customers, based on country of origin, is as follows (in thousands of U.S. dollars):


                                           North            United                             South
                                          America           Kingdom         Argentina          Africa           Total
                                       --------------   ---------------   --------------   --------------   --------------
For quarter ended July 3, 1999              $   35,401       $   16,286        $   10,809       $    3,265       $   65,761
For quarter ended July 4, 1998                  34,066           17,767            17,555            3,460           72,848

For six months ended July 3, 1999           $   70,988       $   32,985        $   20,120       $    6,426       $  130,519
For six months ended July 4, 1998               70,279           38,903            31,296            6,895          147,373

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

                                           Heavy           Electric
                                            Duty           Vehicle         Automotive
                                          Systems          Systems          Systems        Unallocated
                                          Division         Division         Divison           Costs            Total
                                       --------------   --------------   --------------   --------------   --------------
Sales to external customers:
For quarter ended July 3, 1999             $   31,659       $   18,262       $   15,840                       $    65,761
For quarter ended July 4, 1998                 32,466           18,771           21,611                            72,848

EBITDA:
For quarter ended July 3, 1999                  4,231            1,856            1,655       $   (1,469)           6,273
For quarter ended July 4, 1998                  4,500            2,941            2,431           (1,423)           8,449

Sales to external customers:
For six months ended July 3, 1999              64,462           35,871           30,186                           130,519
For six months ended July 4, 1998              68,119           39,813           39,441                           147,373

EBITDA:
For six months ended July 3, 1999              10,132            4,155            2,651           (2,956)          13,982
For six months ended July 4, 1998               9,941            6,095            3,370           (3,191)          16,215

A reconciliation of EBITDA to income from continuing operations before income taxes follows (in thousands of U.S. dollars):

                                                               For the three months ended
                                                            July 3,                  July 4,
                                                              1999                    1998
                                                        ----------------         ---------------
EBITDA for reporting segments                            $        6,273           $       8,449
Depreciation and amortization                                     3,056                   2,885
Loss (income) in unconsolidated subsidiaries                         26                       -
Interest expense                                                  4,114                   3,245
                                                         ----------------         ---------------
Income from continuing operations before income taxes     $        (871)          $       2,319
                                                         ================         ===============

                                                                 For the six months ended
                                                             July 3,                  July 4,
                                                               1999                    1998
                                                         ----------------         ---------------
EBITDA for reporting segments                             $      13,982            $     16,215
Depreciation and amortization                                     6,143                   5,877
Loss (income) in unconsolidated subsidiaries                        116                       -
Option repurchase                                                     -                   2,101
Restructuring                                                         -                     980
Interest expense                                                  7,886                   6,526
                                                         ----------------         ---------------
Income from continuing operations before income taxes     $          69            $        731
                                                         ================         ===============

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 24, 1999                       By: /s/ KENNETH C. CORNELIUS
                                                ---------------------------
                                             Kenneth C. Cornelius
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)