Form 10-Q
period 1999-10-02
PRESTOLITE ELECTRIC HOLDING INC
filed 1999-11-15
CIK 1057053

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)
 /  X  /    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the Quarterly Period Ended October 2, 1999.

 /     /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the Transition Period From
            ______________to_________________.

Commission file Number              333-49429-01

                       Prestolite Electric Holding, Inc.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

   Delaware                                                           94-3142033
   -----------------------------------------------------------------------------
   (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                         Identification Number)

   2100 Commonwealth Blvd., Ste 300, Ann Arbor, Michigan                   48105
   -----------------------------------------------------------------------------
   (Address of principal executive offices)                           (Zip Code)

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

                        Yes ____X_____ No ____________

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of common shares outstanding
                Class:                      as of November 1, 1999
             Common Stock                          1,993,000

                                   FORM 10-Q
                               TABLE OF CONTENTS

Part I:  Financial Information

         Item 1:   Condensed Consolidated Balance Sheets                                      3
                      at October 2, 1999 (unaudited) and December 31, 1998

                   Condensed Consolidated Statement of Operations                             4
                      Three and nine months ended October 2, 1999 (unaudited)
                      and October 3, 1998 (unaudited)

                   Condensed Consolidated Statements of Cash Flows                            5
                      Nine months ended October 2, 1999 (unaudited)
                      and October 3, 1998 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                       6

         Item 2:   Management's Discussion and Analysis of Financial                         12
                   Condition and Results of Operations

Part II:           Other Information                                                         19

                   Signatures                                                                20

                         PART I: FINANCIAL INFORMATION

                         ITEM 1: FINANCIAL STATEMENTS

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
                     Condensed Consolidated Balance Sheet
                     (in thousands, except share amounts)

                                                                              October 2,         December 31,
                                                                                 1999                1998
                                                                             --------------     ---------------
Assets
   Current Assets:
      Cash                                                                    $        832       $         896
      Accounts receivable, net of allowances                                        51,605              51,352
      Inventories, net                                                              55,556              52,082
      Deferred tax asset                                                             2,898               2,134
      Prepaid and other current assets                                               2,203               2,286
                                                                             --------------     ---------------
                                Total current assets                               113,094             108,750

   Property, plant and equipment, net                                               55,981              56,064
   Deferred tax asset                                                                1,002               1,002
   Investments                                                                       4,770               4,996
   Intangible assets                                                                10,923              11,528
   Long-term receivables, pension assets and assets
     of discontinued operations                                                      5,747               5,807
                                                                             --------------     ---------------
                                Total assets                                  $    191,517       $     188,147
                                                                             ==============     ===============


Liabilities
   Current Liabilities:
      Revolving credit                                                        $      5,660       $       4,935
      Current portion of long-term debt                                              3,060               2,401
      Accounts payable                                                              25,223              26,088
      Accrued liabilities                                                           19,108              27,135
                                                                             --------------     ---------------
                                Total current liabilities                           53,051              60,559

   Long-term debt                                                                  147,169             133,416
   Other non-current liabilities                                                     1,958               3,090
                                                                             --------------     ---------------
                                Total liabilities                                  202,178             197,065

Stockholders' equity
   Common stock, par value $.01, 5,000,000 shares                                       2                   2
      authorized, 1,993,000 shares issued and outstanding
      at October 2, 1999 and December 31, 1998, respectively
   Paid-in capital                                                                 16,623              16,623
   Retained earnings (accumulated deficit)                                         (2,024)               (404)
   Notes receivable, employees' stock purchase, 7.74% due 2002                       (513)               (559)
   Foreign currency translation adjustment                                           (300)               (131)
   Treasury stock, 1,310,000 shares on October 2, 1999 and
      December 31, 1998, respectively                                             (24,449)            (24,449)
                                                                             --------------     ---------------
                                Total stockholders' equity                        (10,661)             (8,918)
                                                                             --------------     ---------------

               Total liabilities and stockholders' equity                     $   191,517       $    188,147
                                                                             ==============     ===============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statements of Operations
                      (in thousands except share amounts)


                                                         For the three months ended             For the nine months ended
                                                      --------------------------------       --------------------------------
                                                       October 2,        October 3,           October 2,        October 3,
                                                          1999              1998                 1999              1998
                                                      -------------     -------------        --------------    --------------
Net Sales                                              $     65,433      $     70,450         $    195,952      $    217,823
Cost of goods sold                                           52,580            56,198              156,878           174,117
                                                      -------------     -------------        --------------    --------------
      Gross profit                                           12,853            14,252               39,074            43,706

Selling, general and administrative                           9,472             9,732               28,786            29,370
Costs associated with option repurchase                           -                 -                    -             2,101
Restructuring charge                                              -                 -                    -               980
                                                      -------------     -------------        --------------    --------------
      Operating income                                        3,381             4,520               10,288            11,255

Interest expense                                              4,029             3,425               11,915             9,951
Other expense (income)                                         (201)               47               (1,249)             (475)
                                                      -------------     -------------        --------------    --------------
     Income (loss) from continuing operations
     before extraordinary loss and income taxes                (447)            1,048                 (378)            1,779

Loss (benefit) from unconsolidated subsidiaries                  44                 -                  160                 -
Provision for income taxes                                      312               369                1,082               632
                                                      -------------     -------------        --------------    --------------
     Income (loss) from continuing operations                  (803)              679               (1,620)            1,147

Extraordinary loss, net of taxes of $716                          -                 -                    -             1,275
   for the nine months ended October 3, 1998
                                                      -------------     -------------        --------------    --------------
      Net income (loss)                                $       (803)     $        679         $     (1,620)      $      (128)
                                                      =============     =============        ==============    ==============

      Other comprehensive income (expense):
        Foreign currency translation adjustment        $      1,899      $        865         $       (169)      $       (62)
                                                      -------------     -------------        --------------    --------------
     Comprehensive income (loss)                       $      1,096      $      1,544         $     (1,789)      $      (190)
                                                      =============     =============        ==============    ==============

Basic earnings per common share
   Income (loss) from continuing operations            $      (0.40)     $       0.34         $     (0.81)      $       0.54
   Extraordinary item                                  $          -      $          -         $         -       $      (0.61)
                                                      -------------     -------------        --------------    --------------
   Net income (loss)                                   $      (0.40)     $       0.34         $     (0.81)      $      (0.07)
                                                      =============     =============        ==============    ==============

Diluted earnings per common share
   Income (loss) from continuing operations            $      (0.40)     $       0.32         $     (0.81)      $       0.54
   Extraordinary item                                  $          -      $          -         $         -       $      (0.61)
                                                      -------------     -------------        --------------    --------------
   Net income (loss)                                   $      (0.40)     $       0.32         $     (0.81)      $      (0.07)
                                                      =============     =============        ==============    ==============

Basic shares outstanding                                  1,993,000         1,993,000            1,993,000         2,105,052
Dilutive shares outstanding                               2,125,886         2,103,860            2,126,219         2,224,501

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statement of Cash Flows
                                (in thousands)


                                                                                          1999                  1998
                                                                                     --------------        --------------
Cash Flows from Operating Activities:
Net income (loss)                                                                     $     (1,620)         $       (128)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Loss on debt refinancing                                                                    -                 1,991
     Option repurchase                                                                           -                 2,101
     Cash provided by discontinued operations                                                  170                 1,603
     Depreciation                                                                            8,117                 8,215
     Amortization                                                                            1,410                   800
     Gain on sale of property, plant, and equipment                                           (128)                 (236)
     Loss from unconsolidated subsidiaries                                                     160                     -
     Deferred taxes                                                                           (764)               (1,431)
     Changes in working capital items                                                      (13,576)               (4,239)
                                                                                     --------------        --------------
           Net cash provided by (used in) operating activities                              (6,231)                8,676

Cash Flows from Investing Activities:
Capital expenditures                                                                        (6,782)               (7,806)
Proceeds from disposal of fixed assets                                                         239                    18
Acquisition of:
      Lucas businesses                                                                           -               (49,943)
      Roberts Remanufacturing                                                               (2,958)                    -
      Investment in affiliates                                                                  66                (2,640)
                                                                                     --------------        --------------
           Net cash used in investing activities                                            (9,435)              (60,371)

Cash Flows from Financing Activities:
Net increase in revolving line of credit                                                    14,471                 2,990
Payments on long-term debt                                                                       -               (32,146)
Proceeds from borrowings                                                                       659               125,000
Costs related to new borrowings, including loss on refinancing                                   -                (5,785)
Purchase of treasury stock, options and warrants, employee stock receivable                     46               (29,895)
Borrowings (payments) on capital leases                                                         26                  (173)
Other financing costs, net                                                                     (19)               (6,773)
                                                                                     --------------        --------------
           Net cash provided by financing activities                                        15,183                53,218

Effect of exchange rate changes on cash                                                        419                   141
                                                                                     --------------        --------------
Net increase (decrease) in cash                                                                (64)                1,664
Cash - beginning of period                                                                     896                   455
                                                                                     --------------        --------------
Cash - end of period                                                                  $        832          $      2,119
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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 1998. The year-end 1998 condensed balance sheet data was derived from our audited financial statements, but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three- and nine-month periods ended October 2, 1999 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

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

On January 22, 1998 Prestolite acquired the heavy duty products division of Lucas Industries, plc. (a U. K. corporation), Lucas South Africa and Lucas Indiel Argentina S. A., collectively referred to as "the Lucas Acquisition," for approximately $44.3 million in cash, net of cash acquired and including the assumption of approximately $3.2 million in debt, inventory purchases of approximately $1.4 million during 1998, and up to $4.1 million for certain accounts receivable as they are collected ($1,074,000 paid during 1998, and $0.1 million paid to date in 1999). In addition, Prestolite has agreed to pay Lucas up to an additional $6.6 million if certain operating targets are achieved in Argentina in 1999 and 2000 and up to $ 4.9 million if certain fully reserved receivables are collected. No liability for this $11.5 million is accrued, as management does not consider payment probable. Any future payments will be recorded as an adjustment to the purchase price. In addition, on January 22, 1998, Prestolite Electric Incorporated completed the offering of $125 million of 9.625% Senior Notes due 2008 (the "Notes"). The proceeds of the Notes funded the Lucas Acquisition and repaid approximately $42 million of our outstanding indebtedness. Approximately $29.7 million of the proceeds were also used for the repurchase of common stock, warrants and options to purchase common stock. These transactions are more fully described in our Annual Report on Form 10-K for the year ended December 31, 1998.

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

Note 3: Inventories

Inventories are summarized as follows (in thousands of U.S. dollars):

                                                    As of                        As of
                                                October 2,                  December 31,
                                                     1999                          1998
                                               -----------                 ----------
           Raw Material                            $16,953                    $15,014
           Work in Progress                         16,619                     16,171
           Finished Goods                           21,984                     20,897
                                               -----------                 ----------
                                                   $55,556                    $52,082
                                               ===========                 ==========


Note 4: Property, Plant and Equipment

Property, Plant and Equipment consists of the following (in thousands of U.S. dollars):

                                                    As of                      As of
                                                October 2,                December 31,
                                                     1999                        1998
                                                ----------                -----------
            Land & Buildings                      $ 29,725                   $ 29,433
            Machinery & Equipment                   60,515                     54,863
            Construction in Progress                 3,927                      2,699
                                                ----------                -----------
                  Total, at Cost                    94,167                     86,995
            Accumulated Depreciation               (38,186)                   (30,931)
                                                ----------                -----------
            Net                                   $ 55,981                   $ 56,064
                                                ==========                ===========

Note 5: Investments

Investments consist of the following (in thousands of U.S. dollars):

                                                       As of                     As of
                                                   October 2,              December 31,
                                                        1999                      1998
                                                  -----------              ------------
      DAX Industries, Inc. (35% interest)              $1,671                    $1,869
      Ecoair Corp. (7% interest, at cost)               2,000                     2,000
      Prestolite Asia Ltd. (50% interest)                 576                       530
      Auto Ignition, Ltd. (4% interest, at cost)          523                       597
                                                  -----------              ------------
                                                       $4,770                    $4,996
                                                  ===========              ============

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

In connection with the issuance of the Notes, we entered into new credit agreements in the U. S. and the U. K. The U. S. agreement consists of a $23.0 million revolving credit facility ($23.0 million available at October 2, 1999) which is advanced according to a formula based on eligible accounts receivable and inventory levels. The borrowings are collateralized by all U. S. accounts receivable and inventories and mature on July 31, 2000. Interest is payable at the bank's prime rate (8.25 percent at October 2, 1999) or at the "London Late Eurodollar" rate plus 2.75 percent at our option. In certain situations these rates may be increased by 0.125 percent.

On November 2, 1999, the Company revised its United Kingdom borrowing arrangements. The revised agreement makes available an overdraft facility of (Pounds)4.0 million with interest at 1.25% above the bank's base rate (5.25% at November 1, 1999), a (Pounds)2.0 million floating rate term loan with interest at 1.35% above the bank's base rate and principal payable over 60 months, and a (Pounds)2.0 million fixed rate term loan with an interest rate to be established upon the drawing of the loan. The Company intends to draw the full amount of the floating rate term loan and a portion of the overdraft facility in November, 1999. The receivables and facilities of the Company in the United Kingdom secure these loans.

In Argentina and South Africa, we have arrangements with several banks which allow our subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 16.9 percent to 18.0 percent at

October 2, 1999. Total available credit in Argentina and South Africa at October 2, 1999 was approximately $5.1 million.

Debt consists of the following (in thousands of U.S. dollars):

                                                     As of                        As of
                                                 October 2,                 December 31,
                                                      1999                         1998
                                                ------------               -------------
            U.S. Bank Debt                          $ 20,628                    $  3,366
            U.S. Unpresented Checks                    1,299                         385
            U.K. Bank Debt                             4,327                       8,132
            Argentina Bank Debt                        2,729                       2,120
            South Africa Bank Debt                       571                         269
            Senior Notes                             125,000                     125,000
            Capital Lease Obligations                  1,222                       1,196
            Other Debt                                   113                         284
                                                ------------               -------------
            Total Debt                               155,889                     140,752
            Current Maturities                         8,720                       7,336
                                                ------------               -------------
            Long Term Debt                          $147,169                    $133,416
                                                ============               =============


            Cash                                         832                         896
                                                ------------               -------------
            Total Debt net of Cash                  $155,057                    $139,856
                                                ============               =============

The current maturities shown above represent $660,000 of required principal payments on the United Kingdom term loan, all Argentina bank debt, and management's estimate of the maximum amounts to be paid down in the next year on revolver and overdraft facilities for which no principal repayment is specified.

The Company was in violation of the fixed charge covenant of its United States bank agreement at October 2, 1999. On October 28, 1999, the bank waived the violation and the covenant was amended to reduce the fixed charge coverage requirements through December 30, 2000. The Company presently anticipates that it will be able to comply with the amended covenant.

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

Sales to external customers, based on country of origin, is as follows (in thousands of U.S. dollars):

                                              North         United                         South
                                             America        Kingdom       Argentina       Africa          Total
                                           -----------    -----------    -----------    -----------    -----------
For quarter ended October 2, 1999             $ 37,205        $18,940        $ 5,250        $ 4,038       $ 65,433
For quarter ended October 3, 1998               36,543         16,712         14,236          2,959         70,450

For nine months ended October 2, 1999         $108,193        $48,365        $28,407        $10,987       $195,952
For nine months ended October 3, 1998          106,822         54,367         46,780          9,854        217,823



During 1998, the Company began to manage itself on the basis of three business units (Heavy Duty Systems, Electric Vehicle Systems, and Automotive Systems) and to evaluate the performance of its segments based on earnings before interest expense, taxes, depreciation and amortization and excluding restructuring and option repurchase charges ("EBITDA"). Corporate overhead and certain other charges are not allocated to the divisions. Segment assets are not currently broken out in the normal course of managing segment operations; accordingly, such information is not available for disclosure. In accordance with SFAS No. 131, the operating results for the quarters ended October 2, 1999 and October 3, 1998 are summarized by operating segment (in thousands of U.S. dollars) below:

                                              Heavy         Electric
                                              Duty           Vehicle     Automotive
                                             Systems         Systems      Systems          Unallocated
                                             Division       Division      Divison             Costs              Total
                                            -----------    -----------    -----------    ---------------    --------------
Sales to external customers:
For quarter ended October 2, 1999              $ 36,041        $20,104        $ 9,288            $     -          $ 65,433
For quarter ended October 3, 1998                32,758         20,497         17,195                  -            70,450

EBITDA:
For quarter ended October 2, 1999                 5,766          1,967            264            $(1,031)            6,966
For quarter ended October 3, 1998                 4,371          2,558          2,415             (1,733)            7,611

Sales to external customers:
For nine months ended October 2, 1999           100,593         55,965         39,394                  -           195,952
For nine months ended October 3, 1998           100,778         60,409         56,636                  -           217,823

EBITDA:
For nine months ended October 2, 1999            15,898          6,122          2,915             (3,871)           21,064
For nine months ended October 3, 1998            14,012          8,653          5,785             (4,624)           23,826

A reconciliation of EBITDA to income from continuing operations before income taxes follows (in thousands of U.S. dollars):

                                                                      For the three months ended
                                                                     October 2,            October 3,
                                                                        1999                  1998
                                                                    ------------          ------------
EBITDA for reporting segments                                         $    6,966            $    7,611
Depreciation and amortization                                              3,384                 3,138
Loss in unconsolidated subsidiaries                                           44                     -
Interest expense                                                           4,029                 3,425
                                                                    ------------          ------------
Income (loss) from continuing operations before income taxes          $     (403)           $    1,048
                                                                    ============          ============

                                                                       For the nine months ended
                                                                    October 2,              October 3,
                                                                       1999                    1998
                                                                    ------------           -----------
EBITDA for reporting segments                                         $   21,064            $   23,826
Depreciation and amortization                                              9,527                 9,015
Loss in unconsolidated subsidiaries                                          160                     -
Option repurchase                                                              -                 2,101
Restructuring                                                                  -                   980
Interest expense                                                          11,915                 9,951
                                                                    ------------           -----------
Income (loss) from continuing operations before income taxes          $     (218)           $    1,779
                                                                    ============           ===========

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

The Heavy Duty Systems Division produces alternators, starter motors, inline pumps, control boxes and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. The division's major facilities are in Arcade, NY; Florence, KY; Acton, England; and Leyland, England, with a smaller remanufacturing facility in Garfield, NJ (previously located in Saddlebrook, NJ and reported with the Automotive Systems Division).

The Electric Vehicle Systems Division produces motors (including starter motors, material handling motors, and pump and winch motors), controls (including contactors, solenoids, relays, distributors, and control boxes), battery chargers and other products. The division's major facilities are in Decatur, AL; Wagoner, OK; Florence, KY; Troy, OH; and Leyland, England, with a smaller remanufacturing facility in Dearborn, MI (previously reported with the Automotive Systems Division). We sell these products into many of the same markets as the products of our Heavy Duty Systems Division. In addition, the products of our Electric Vehicles Systems Division are sold into the material handling market for installation on or use with lift trucks and other electric vehicles; the truck accessory market for use in winches, snow plow lifts and other applications; and the telecommunications market where contactors are used in battery backup systems.

The Automotive Systems Division manufactures automotive components, primarily alternators and starter motors. The division's facilities are in South Africa and Argentina. The Argentina operation also manufactures steering columns and distributors. Some of the products of this division are sold into the heavy duty and material handling markets. In both South Africa and Argentina more than half of our sales are to the automotive aftermarket, and about half of those aftermarket sales are products purchased for resale.

Results of Operations
Three Months Ended October 2, 1999 Compared to Three Months Ended October 3,
1998

Sales for the three months ended October 2, 1999 were $65.4 million, a decrease of $5.0 million, or 7.1%, from $70.5 million in the third quarter of 1998. The decrease in sales dollars is mainly attributable to the Automotive Systems Division. Automotive Systems sales declined $7.9 million or 45.9%. An Argentina sales decline of $9.0 million was partially offset by a $1.1 million increase in sales in South Africa. Heavy Duty Systems sales increased $3.3 million or 10.0%. Heavy Duty Systems sales in the United Kingdom declined $0.4 million but were offset by a $3.7 million increase in Heavy Duty Systems sales in the United States, including $1.1 million in Roberts Remanufacturing sales. While Heavy Duty Systems defense sales in the United States declined $2,000, or 0.2%, other U.S. sales, not including the Roberts Remanufacturing sales, increased by $2.6 million, or 13.9%. Electric Vehicle Systems sales declined $0.4 million or 1.9%. Contributing to this were declines in defense sales of $0.4 million, or 21.7%, material handling sales of $0.4 million, or 17.1%, Beech Remanufacturing sales of $74,000, or 13.2%, and other U.S. sales of $0.2 million. These declines were offset by an Electric Vehicle sales increase in the United Kingdom of $0.7 million, or 26.3%.

Gross profit was $12.9 million in the third quarter of 1999, or 19.6% of sales. This compares to gross profit of $14.3 million, or 20.2% of sales, in the third quarter of 1998. Lower sales volume, higher material costs, and a shift to sales of lower margin products contributed to this decline.

Selling, general, and administrative expense was $9.5 million, or 14.5% of sales, for the third quarter of 1999, a decrease of $0.3 million, or 2.9%, from $9.7 million, or 13.8% of sales, in the third quarter of 1998. Reduction in selling, general, and administrative expense in our international locations continues to reflect the cost control benefits of the integration of the businesses acquired in the Lucas acquisition. This reduction is offset in part by the increased selling, general, and administrative expense in the U.S. Heavy Duty Systems due to the Roberts acquisition.

Operating income in the third quarter of 1999 was $3.4 million, or 5.2% of sales, a decrease of $1.1 million, or 25.2%, from the $4.5 million, or 6.4% of sales, in the third quarter of 1998. This was due to the factors discussed above.

Other income was $201,000 in the third quarter of 1999 versus other expenses of $47,000 in the third quarter of 1998. This consists of the net effect of interest income, pension expense for inactive defined benefit pension plans associated with United States facilities that have been closed, foreign currency exchange losses, royalty expenses, South Africa export rebate income and South Africa trademark expense.

Interest expense was $4.0 million in the third quarter of 1999, an increase of $0.6 million, or 17.6%, compared to $3.4 million in the third quarter of 1998. This increase is due to increases in bank debt in the United States and the United Kingdom.

The provision for income taxes was $312,000, 69.8% of the loss from continuing operations before taxes, for the third quarter of 1999 as compared to the $369,000 provision for income taxes for the third quarter of 1998, 35.2% of income from continuing operations before taxes and the extraordinary item. The change in the tax rate is due to losses in Argentina for which no tax benefit has been recorded.

Nine Months Ended October 2, 1999 Compared to Nine Months Ended October 3, 1998

Sales for the nine months ended October 2, 1999 were $196.0 million, a decrease of $21.9 million, or 10.0%, from $217.8 million in the first nine months of 1998. The decrease in sales dollars is mainly attributable to the Automotive Systems Division. Automotive Systems sales declined $17.2 million or 30.4%. An Argentina sales decline of $18.3 million was partially offset by a $1.1 million increase in sales in South Africa. Heavy Duty Systems sales declined $185,000 or 0.2%. Heavy Duty Systems sales in the United Kingdom declined $6.3 million but were offset by a $6.1 million increase in Heavy Duty Systems sales in the United States, including an increase of $3.7 million in Roberts Remanufacturing sales for the period. While Heavy Duty Systems defense sales in the United States declined $0.5 million, or 14.2%, other heavy Duty systems sales in the United States increased by $2.9 million, or 5.7%, not including the $3.7 million increase in Roberts Remanufacturing sales. Electric Vehicle Systems sales declined $4.4 million or 7.4%. Contributing to this were declines in defense sales of $3.2 million, or 44.7%, in material handling sales of $1.6 million, or 21.9%, Beech Remanufacturing sales of $208,000, or 11.5%, and other U.S. sales of $0.3 million. Electric Vehicle Systems sales in the United Kingdom increased $878,000, or 10.3%, partially offsetting the declines in other areas.

Gross profit was $39.1 million in the first nine months of 1999, or 19.9% of sales. This compares to gross profit of $43.7 million, or 20.1% of sales, for the first nine months of 1998. The decrease in gross profit as a percent of sales results from several factors. Ongoing cost cutting measures in the United Kingdom and Argentina have reduced overhead costs. The benefit of these reductions is offset by declining volume, higher material costs, and a shift in sales to lower margin products at some locations. The Roberts Remanufacturing business, acquired in January 1999, has higher margins than the company average, mitigating some of the decline.

Selling, general, and administrative expense was $28.8 million, or 14.7% of sales, for the first nine months of 1999, a decrease of $0.6 million, or 2.0%, from $29.4 million, or 13.5% of sales, in the first nine months of 1998. Reduction in selling, general, and administrative expense in our international locations continues to reflect the cost control benefits of the integration of the businesses acquired in the Lucas acquisition. This reduction is offset in part by the increased selling, general, and administrative expense in U.S. Heavy Duty Systems due to the Roberts acquisition.

We recorded a $2.1 million charge in January of 1998 to reflect our repurchase from management of 40% of then-outstanding options to purchase our common stock. We also recorded a first quarter charge in 1998 of $1.0 million to cover severance payments related to restructuring activities at our facilities in Leyland, England and Decatur, Alabama. Of this total, $0.5 million was spent in 1998 and $0.2 million was spent in the first nine months of 1999. The remainder is expected to be spent during the fourth quarter of 1999.

Operating income in the first nine months of 1999 was $10.3 million, or 5.3% of sales, a decrease of $967,000, or 8.6%, from the $11.3 million, or 5.2% of sales, in the first nine months of 1998. This was due to the factors discussed above.

Other income was $1.2 million in the first nine months of 1999 versus $475,000 in the first nine months of 1998. This consists of South Africa export rebate income, the elimination of a lawsuit-related reserve in Argentina in 1999, proceeds on the sales of fixed assets, interest income, and miscellaneous income. These were partially offset by pension expense for inactive defined benefit pension plans associated with United States facilities that have been closed, foreign currency exchange losses, royalty expenses, and South Africa trademark expense.

Interest expense was $11.9 million in the first nine months of 1999, an increase of $2.0 million, or 19.7%, compared to $9.9 million in the first nine months of 1998. This increase is due to increases in bank debt in the United States, United Kingdom and South Africa, as well as increases in capital leases, as compared to levels of debt in the first nine months of 1998.

The provision for income taxes was $1.1 million on the $378,000 loss from continuing operations before taxes for the first nine months of 1999. This compares to a provision for income taxes of $632,000 for the first nine months of 1998, 35.5% of income from continuing operations before taxes and the extraordinary item. The higher 1999 tax rate is due to losses in Argentina for which tax benefits have not been recorded.

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


Liquidity and Capital Resources

Cash used by operating activities in the first nine months of 1999 was $6.2 million. Capital spending for the first nine months of 1999 was $6.8 million, a $1.0 million reduction from the $7.8 million of capital spending in the first nine months of 1998. Capital spending for the first nine months of 1999 in the Unites States was $3.7 million as compared to capital spending in 1998 of $4.9 million. Capital spending for the first nine months of 1999 in the United Kingdom of $1.4 million, in Argentina of $1.4 million, and in South Africa of $0.3 million, compares to the first nine months of 1998 levels in the United Kingdom of $1.6 million, in Argentina of $0.7 million, and in South Africa of $0.6 million. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products.

We spent $4.9 million in 1998 and $1.4 million in the first nine months of 1999 on redundancy costs. We expect to spend approximately $1.4 million in the fourth quarter of 1999 on redundancy costs. These amounts have been or will be charged to the reserves established in connection with the Lucas acquisition in 1998 or as a result of the 1998 restructuring charge discussed above.

In connection with the acquisition of our Argentina operations from Lucas in 1998, we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables expected to be collected in 1999, 2000, and 2001, up to $4.9 million contingent upon the collection of certain fully-reserved receivables and up to $6.6 million contingent upon the achievement by our Argentina subsidiary of certain earnings targets in 1999 and 2000. Aggregate payments for receivables collected totaled $1.1 million in 1998 and $0.1 million in the first nine months of 1999. We expect to pay any of these contingencies from the collection of receivables or from such earnings.

Debt, net of cash, increased from $139.9 million at December 31, 1998 to $155.1 million at October 2, 1999. The increase was due, in part, to the acquisition of the Roberts Remanufacturing business in January 1999. We had revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $1.9 million and $5.4 million were available based on the October 2, 1999 levels of receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. In addition, during July 1999, we modified our U.S. bank agreement to allow borrowings above the amount supported by receivables and inventory. The additional amount is $3.0 million effective July 30, 1999 declining in steps to zero at December 1, 1999. In Argentina and South Africa, we have arrangements with several banks permitting discounting or borrowing against receivables. Total net additional credit available in Argentina and South Africa as of October 2, 1999 was approximately $1.9 million. In November 1999, we increased the amounts which can be borrowed in the United Kingdom, as described in Note 6 to the financial statements.

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

We have completed our Year 2000 assessments of our information technology and embedded systems, and are continuing efforts to prepare our systems and applications for the Year 2000 as part of a larger, general program to enhance all of our computer systems. The Year 2000 element of these efforts consists primarily of installing or upgrading enterprise resource planning systems to be Year 2000 compliant at our United States, United Kingdom and Argentina facilities, and ensuring compliance by an outside service bureau utilized by our South African facility. All software remediation efforts are complete as of October 2, 1999. Because the majority of our operations outside of the United States were acquired in early 1998 and these operations were not Year 2000 compliant, our efforts to deal with the Year 2000 issue outside the United States required a larger investment than our domestic programs. In Argentina, a new Year 2000 compliant system has been installed. In the United Kingdom, a system used in two locations was replaced with Year 2000 compliant systems, while the system in use at a third location was upgraded for Year 2000 compliance. In addition, we have reviewed our product base and believe that our products will not be affected by Year 2000 issues.

In connection with the overall computer enhancement program, including Year 2000 compliance, we expect to incur aggregate internal and third party costs of approximately $3.0 million, of which approximately $2.6 million had been incurred by the third quarter of 1999. The $3.0 million total includes approximately $0.5 million related to in-house efforts to enhance the performance of our United States warehousing systems, approximately $1.0 million for each of the United Kingdom and Argentina software conversions and approximately $0.5 million related to ancillary Year 2000 efforts.

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               10.1    Amendment Number 1 to U.S. Credit Facility
               10.2    Amendment Number 2 to U.S. Credit Facility
               10.3    Amendments to U.K. Credit Facility
               27.1    Financial Data Schedule

          (b) Reports on Form 8-K We have not filed any reports on Form 8-K during the quarterly period ended October 2, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 15, 1999                 By:  /s/ Kenneth C. Cornelius
                                              ------------------------
                                         Kenneth C. Cornelius
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)