Form 10-Q/A
period 1999-10-02
PRESTOLITE ELECTRIC HOLDING INC
filed 1999-11-29
CIK 1057053

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                AMENDMENT NO. 1
                                      TO
                                  FORM 10-Q/A

(Mark one)
    [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              for the Quarterly Period Ended October 2, 1999.

    [_]       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              for the Transition Period From ______________ to _____________.

Commission file Number    333-49429-01

                       Prestolite Electric Holding, Inc.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                                        94-3142033
     --------------------------------------------------------------------------
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization                        Identification Number)

     2100 Commonwealth Blvd., Ste 300, Ann Arbor, Michigan                 48105
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

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

                    Yes  X              No _________
                       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of common shares outstanding
          Class:                             as of November 1, 1999
       Common Stock                               1,993,000

                        EXPLANATORY NOTE TO FORM 10-Q/A-1

This amended quarterly report on Form 10-Q/A-1 amends Note 7 to the condensed consolidated financial statements contained in Item 1 of the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1999, as filed with the Securities and Exchange Commission on November 15, 1999. This amendment reflects the adjusted and corrected division reporting due to the realignment of the divisions that occurred in the third quarter of 1999. The commentary in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) regarding sales in both the three-month results and the nine-month results have also been amended to reflect the adjusted and corrected division reporting.

In accordance with rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Part I, Items 1 and 2, as amended, follows.

                                 FORM 10-Q/A-1

                               TABLE OF CONTENTS



Part I:   Financial Information

     Item 1:   Condensed Consolidated Balance Sheets
                 at October 2, 1999 (unaudited) and December 31, 1998      4

               Condensed Consolidated Statement of Operations
                 Three and nine months ended October 2, 1999
                 (unaudited) and October 3, 1998 (unaudited)               5

               Condensed Consolidated Statements of Cash Flows
                 Nine months ended October 2, 1999 (unaudited)
                 and October 3, 1998 (unaudited)                           6

               Notes to Condensed Consolidated Financial Statements        7

     Item 2:   Management's Discussion and Analysis of Financial          13
                 Condition and Results of Operations

               Signatures                                                 20

                        PART I:  FINANCIAL INFORMATION

                         ITEM 1: FINANCIAL STATEMENTS

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
                     Condensed Consolidated Balance Sheet
                     (in thousands, except share amounts)

                                                                  October 2,            December 31,
                                                                     1999                   1998
                                                                     ----                   ----
Assets
 Current Assets:
   Cash                                                        $            832       $            896
   Accounts receivable, net of allowances                                51,605                 51,352
   Inventories, net                                                      55,556                 52,082
   Defered tax asset                                                      2,898                  2,134
   Prepaid and other current assets                                       2,203                  2,286
                                                               ----------------       ----------------
     Total current assets                                               113,094                108,750

 Property, plant and equipment, net                                      55,981                 56,064
 Deferred tax asset                                                       1,002                  1,002
 Investments                                                              4,770                  4,996
 Intangible assets                                                       10,923                 11,528
 Long-term receivables, pension assets and assets
  of discontinued operations                                              5,747                  5,807
                                                               ----------------       ----------------
     Total assets                                              $        191,517       $        188,147
                                                               ================       ================

Liabilities
 Current Liabilities:
   Revolving credit                                            $          5,660       $          4,935
   Current portion of long-term debt                                      3,060                  2,401
   Accounts payable                                                      25,223                 26,088
   Accrued liabilities                                                   19,108                 27,135
                                                               ----------------       ----------------
     Total current liabilities                                           53,051                 60,559

 Long-term debt                                                         147,169                133,416
 Other non-current liabilities                                            1,958                  3,090
                                                               ----------------       ----------------
     Total liabilities                                                  202,178                197,065

Stockholders' equity
 Common stock, par value $.01, 5,000,000 shares                               2                      2
   authorized, 1,993,000 shares issued and outstanding
   at October 2, 1999 and December 31, 1998, respectivley
 Paid-in capital                                                         16,623                 16,623
 Retained earnings (accumulated deficit)                                 (2,024)                  (404)
 Notes receivable, employees' stock purchase, 7.74% due 2002               (513)                  (559)
 Foreign currency translation adjustment                                   (300)                  (131)
 Treasury stock, 1,310,000 shares on October 2, 1999 and
   December 31, 1998, respectively                                      (24,449)               (24,449)
                                                               ----------------       ----------------
     Total stockholders' equity                                         (10,661)                (8,918)

                                                               ----------------       ----------------
    Total liabilities and stockholders' equity                 $        191,517       $        188,147
                                                               ================       ================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statements of Operations
                      (in thousands except share amounts)


                                                       For the three months ended                   For the nine months ended
                                                  -------------------------------------        -------------------------------------
                                                       October 2,           October 3,              October 2,            October 3,
                                                         1999                 1998                    1999                  1998
                                                         ---                  ----                    ----                  ----
Net Sales                                         $        65,433       $        70,450        $       195,952       $      217,823
Cost of goods sold                                         52,580                56,198                156,878              174,117
                                                  ---------------       ---------------        ---------------       --------------
      Gross profit                                         12,853                14,252                 39,074               43,706

Selling, general and administrative                         9,472                 9,732                 28,786               29,370
Costs associated with option repurchase                         -                     -                      -                2,101
Restructuring charge                                            -                     -                      -                  980
                                                  ---------------       ---------------        ---------------       --------------
      Operating income                                      3,381                 4,520                 10,288               11,255

Interest expense                                            4,029                 3,425                 11,915                9,951
Other expense (income)                                       (201)                   47                 (1,249)                (475)
                                                  ---------------       ---------------        ---------------       --------------

     Income (loss) from continuing operations
     before extraordinary loss and income taxes              (447)                1,048                   (378)               1,779

Loss (benefit) from unconsolidated subsidiaries                44                     -                    160                    -
Provision for income taxes                                    312                   369                  1,082                  632
                                                  ---------------       ---------------        ---------------       --------------
     Income (loss) from continuing operations                (803)                  679                 (1,620)               1,147

Extraordinary loss, net of taxes of $716                        -                     -                      -                1,275
   for the nine months ended October 3, 1998
                                                  ---------------       ---------------        ---------------       --------------
      Net income (loss)                           $          (803)      $           679        $        (1,620)      $         (128)
                                                  ===============       ===============        ===============       ==============
      Other comprehensive income (expense):
        Foreign currency translation adjustment   $         1,899       $           865        $          (169)      $          (62)
                                                  ---------------       ---------------        ---------------       --------------
     Comprehensive income (loss)                  $         1,096       $         1,544        $        (1,789)      $         (190)
                                                  ===============       ===============        ===============       ==============

Basic earnings per common share
   Income (loss) from continuing operations       $         (0.40)      $          0.34        $         (0.81)      $         0.54
   Extraordinay item                              $             -       $             -        $             -       $        (0.61)
                                                  ---------------       ---------------        ---------------       --------------
   Net income (loss)                              $         (0.40)      $          0.34        $         (0.81)      $        (0.07)
                                                  ===============       ===============        ===============       ==============

Diluted earnings per common share
   Income (loss) from continuing operations       $         (0.40)      $          0.32        $         (0.81)      $         0.54
   Extraordinay item                              $             -       $             -        $             -       $        (0.61)
                                                  ---------------       ---------------        ---------------       --------------
   Net income (loss)                              $         (0.40)      $          0.32        $         (0.81)      $        (0.07)
                                                  ===============       ===============        ===============       ==============

Basic shares outstanding                                1,993,000             1,993,000              1,993,000            2,105,052
Dilutive shares outstanding                             2,125,886             2,103,860              2,126,219            2,224,501

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statement of Cash Flows
                                (in thousands)

                                                                                      1999                      1998
                                                                                ----------------          ----------------
Cash Flows from Operating Activities:

Net income (loss)                                                               $         (1,620)         $           (128)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Loss on debt refinancing                                                                  -                     1,991
     Option repurchase                                                                         -                     2,101
     Cash provided by discontinued operations                                                170                     1,603
     Depreciation                                                                          8,117                     8,215
     Amortization                                                                          1,410                       800
     Gain on sale of property, plant, and equipment                                         (128)                     (236)
     Loss from unconsolidated subsidiaries                                                   160                         -
     Deferred taxes                                                                         (764)                   (1,431)
     Changes in working capital items                                                    (13,576)                   (4,239)
                                                                                ----------------          ----------------
           Net cash provided by (used in) operating activities                            (6,231)                    8,676

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                      (6,782)                   (7,806)
Proceeds from disposal of fixed assets                                                       239                        18
Acquisition of:
      Lucas businesses                                                                         -                   (49,943)
      Roberts Remanufacturing                                                             (2,958)                        -
      Investment in affiliates                                                                66                    (2,640)
                                                                                ----------------          ----------------
           Net cash used in investing activities                                          (9,435)                  (60,371)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving line of credit                                                  14,471                     2,990
Payments on long-term debt                                                                     -                   (32,146)
Proceeds from borrowings                                                                     659                   125,000
Costs related to new borrowings, including loss on refinancing                                 -                    (5,785)
Purchase of treasury stock, options and warrants, employee stock receivable                   46                   (29,895)
Borrowings (payments) on capital leases                                                       26                      (173)
Other financing costs, net                                                                   (19)                   (6,773)
                                                                                ----------------          ----------------
           Net cash provided by financing activities                                      15,183                    53,218

Effect of exchange rate changes on cash                                                      419                       141
                                                                                ----------------          ----------------
Net increase (decrease) in cash                                                              (64)                    1,664
Cash - beginning of period                                                                   896                       455
                                                                                ----------------          ----------------
Cash - end of period                                                            $            832          $          2,119
                                                                                ================          ================

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

Note 3:   Inventories

Inventories are summarized as follows (in thousands of U.S. dollars):

                                     As of                      As of
                                  October 2,                 December 31,
                                     1999                       1998
                                -------------              -------------
          Raw Material          $     21,600               $     15,014
          Work in Progress            11,685                     16,171
          Finished Goods              22,271                     20,897
                                ------------               ------------
                                $     55,556               $     52,082
                                ============               ============


Note 4:   Property, Plant and Equipment

Property, Plant and Equipment consists of the following (in thousands of U.S. dollars):

                                           As of             As of
                                       October 2,     December 31,
                                            1999              1998
                                      -----------     ------------
          Land & Buildings            $    29,725     $    29,433
          Machinery & Equipment            60,515          54,863
          Construction in Progress          3,927           2,699
                                      -----------    ------------
               Total, at Cost              94,167          86,995
          Accumulated Depreciation        (38,186)        (30,931)
                                      -----------     -----------
          Net                         $    55,981     $    56,064
                                      ===========     ===========

Note 5:   Investments

Investments consist of the following (in thousands of U.S. dollars):

                                                               As of                 As of
                                                           October 2,         December 31,
                                                                 1999                 1998
                                                       --------------       --------------
          DAX Industries, Inc. (35% interest)          $      1,671         $       1,869
          Ecoair Corp. (7% interest, at cost)                 2,000                 2,000
          Prestolite Asia Ltd. (50% interest)                   576                   530
          Auto Ignition, Ltd. (4% interest, at cost)            523                   597
                                                       ------------         -------------
                                                       $      4,770         $       4,996
                                                       ============         =============

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

Debt consists of the following (in thousands of U.S. dollars):

                                                     As of               As of
                                                October 2,        December 31,
                                                      1999                1998
                                             -------------       -------------
          U. S. Bank Debt                    $      20,628       $        3,366
          U.S. Unpresented Checks                    1,299                  385
          U. K. Bank Debt                            4,327                8,132
          Argentina Bank Debt                        2,729                2,120
          South Africa Bank Debt                       571                  269
          Senior Notes                             125,000              125,000
          Capital Lease Obligations                  1,222                1,196
          Other Debt                                   113                  284
                                             -------------       --------------
            Total Debt                             155,889              140,752
          Current Maturities                         8,720                7,336
            Long Term Debt                   $     147,169       $      133,416
                                             =============       ==============

          Cash                                         832                  896
          Total Debt net of Cash             $     155,057       $      139,856
                                             =============       ==============

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

Sales to external customers, based on country of origin, is as follows (in thousands of U.S. dollars):

                                                North      United                     South
                                               America     Kingdom    Argentina      Africa        Total
                                           -----------   ---------  -----------  ----------   ------------
For quarter ended October 2, 1999          $    37,205   $  15,380  $    9,522   $    3,326   $   65,433
For quarter ended October 3, 1998               36,543      15,462      15,486        2,959       70,450

For nine months ended October 2, 1999      $   108,193   $  48,365  $   29,642   $    9,752   $  195,952
For nine months ended October 3, 1998          106,822      54,365      46,782        9,854      217,823

During 1998, the Company began to manage itself on the basis of three business units (Heavy Duty Systems, Electric Vehicle Systems, and Automotive Systems) and to evaluate the performance of its segments based on earnings before interest expense, taxes, depreciation and amortization and excluding restructuring and option repurchase charges ("EBITDA"). Corporate overhead and certain other charges are not allocated to the divisions. During the third quarter of 1999, division locations were realigned, moving two U.S. locations out of the Automotive Systems Division and placing one each in Heavy Duty Systems and Electric Vehicle Systems. Segment assets are not currently broken out in the normal course of managing segment operations; accordingly, such information is not available for disclosure. In accordance with SFAS No. 131, the operating results for the quarters ended October 2, 1999 and October 3, 1998 are summarized by operating segment (in thousands of U.S. dollars) below:

                                              Heavy        Electric
                                              Duty          Vehicle      Automotive
                                             Systems        Systems        Systems      Unallocated
                                            Division       Division        Divison         Costs            Total
                                          ----------       --------      ----------     ------------     ----------
Sales to external customers:
For quarter ended October 2, 1999         $   33,607       $ 18,978      $  12,848      $          -     $  65,433
For quarter ended October 3, 1998             32,659         19,346         18,445                 -        70,450

EBITDA:
For quarter ended October 2, 1999              5,153          1,995            949            (1,131)        6,966
For quarter ended October 3, 1998              4,071          2,555          2,418            (1,433)        7,611

Sales to external customers:
For nine months ended October 2, 1999        100,593         55,965         39,394                 -       195,952
For nine months ended October 3, 1998        100,778         60,409         56,636                 -       217,823

EBITDA:
For nine months ended October 2, 1999         15,898          6,122          3,015            (3,971)       21,064
For nine months ended October 3, 1998         14,012          8,653          5,785            (4,624)       23,826

A reconciliation of EBITDA to income from continuing operations before income taxes follows (in thousands of U.S. dollars):

                                                                        For the three months ended
                                                                    October 2,             October 3,
                                                                       1999                   1998
                                                                ----------------        --------------
EBITDA for reporting segments                                   $          6,966        $       7,611
Depreciation and amortization                                              3,384                 3,138
Loss in unconsolidated subsidiaries                                           44                     -
Interest expense                                                           4,029                 3,425
                                                                ----------------        --------------
Income (loss) from continuing operations before income taxes    $           (403)       $        1,048
                                                                ================        ==============

                                                                      For the nine months ended
                                                                    October 2,             October 3,
                                                                      1999                  1998
                                                                ----------------        --------------
EBITDA for reporting segments                                   $         21,064        $       23,826
Depreciation and amortization                                              9,527                 9,015
Loss in unconsolidated subsidiaries                                          160                     -
Option repurchase                                                              -                 2,101
Restructuring                                                                  -                   980
Interest expense                                                          11,915                 9,951
                                                                ----------------        --------------
Income (loss) from continuing operations before income taxes    $           (218)       $        1,779
                                                                ================        ==============

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

Results of Operations
Three Months Ended October 2, 1999 Compared to Three Months Ended October 3,
1998

Sales for the three months ended October 2, 1999 were $65.4 million, a decrease of $5.0 million, or 7.1%, from $70.5 million in the third quarter of 1998. The decrease in sales dollars is mainly attributable to the Automotive Systems Division. Automotive Systems sales declined $7.9 million or 45.9%. An Argentina sales decline of $7.8 million and a $0.1 million South Africa sales decline comprise this total. Heavy Duty Systems sales increased $3.3 million or 10.0%. Heavy Duty Systems sales in the United Kingdom declined $0.7 million but were offset by a $4.0 million increase in Heavy Duty Systems sales in the United States, including $1.1 million in Roberts Remanufacturing sales. While Heavy Duty Systems defense sales in the United States declined $2,000, or 0.2%, other U.S. sales, not including the Roberts Remanufacturing sales, increased by $2.8 million, or 15.0%. Electric Vehicle Systems sales declined $0.4 million or 1.9%. Contributing to this were declines in defense sales of $0.4 million, or 21.7%, material handling sales of $0.4 million, or 17.1%, and Beech Remanufacturing sales of $74,000, or 13.2%. These declines were offset by Electric Vehicle sales increases in the United Kingdom of $0.3 million, or 14.8%, and in other U.S. sales of $0.2 million, or 1.3%.

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

Nine Months Ended October 2, 1999 Compared to Nine Months Ended October 3, 1998

Sales for the nine months ended October 2, 1999 were $196.0 million, a decrease of $21.9 million, or 10.0%, from $217.8 million in the first nine months of 1998. The decrease in sales dollars is mainly attributable to the Automotive Systems Division. Automotive Systems sales declined $17.2 million or 30.4%. An Argentina sales decline of $17.1 million and a South Africa sales decline of $0.1 million comprise this decline. Heavy Duty Systems sales declined $185,000 or 0.2%. Heavy Duty Systems sales in the United Kingdom declined $6.5 million but were offset by a $6.4 million increase in Heavy Duty Systems sales in the United States, including an increase of $3.7 million in Roberts Remanufacturing sales for the period. While Heavy Duty Systems defense sales in the United States declined $0.5 million, or 14.2%, other heavy Duty systems sales in the United States increased by $3.2 million, or 6.2%, not including the $3.7 million increase in Roberts Remanufacturing sales. Electric Vehicle Systems sales declined $4.4 million or 7.4%. Contributing to this were declines in defense sales of $3.2 million, or 44.7%, in material handling sales of $1.6 million, or 21.9%, Beech Remanufacturing sales of $208,000, or 11.5%, and other U.S. sales of $0.1 million. Electric Vehicle Systems sales in the United Kingdom increased $540,000, or 6.5%, partially offsetting the declines in other areas.

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



Date: November 24, 1999            By: /s/ Kenneth C. Cornelius
                                       ------------------------
                                   Kenneth C. Cornelius
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (principal financial and
                                   accounting officer)