Form 10-K
period 1999-12-31
PRESTOLITE ELECTRIC HOLDING INC
filed 2000-03-31
CIK 1057053

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
 /X/    Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the fiscal year ended
        December 31, 1999.

 / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      Commission file Number 333-49429-01

                       Prestolite Electric Holding, Inc.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                          94-3142033
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                  Identification Number)

     2100 Commonwealth Blvd., Ste 300, Ann Arbor, Michigan         48105
     -------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                                (734) 913-6600
                               ----------------
             (Registrant's telephone number, including area code)

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

                            Yes   X      No ______
                                 ---

     As of March 29, 2000, there were 1,993,000 shares of the registrant's common stock outstanding. There is no public market for the registrant's common stock.

     This annual report on Form 10-K of Prestolite Electric Holding, Inc. (formerly known as PEI Holding, Inc.) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report may contain forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which our management shares its knowledge and judgment about factors that they believe may materially affect our performance. We make the forward-looking statements in good faith and believe them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 1. "Business-- Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All subsequent written and oral statements that we make are qualified in their entirety by these factors.

     Readers are urged to carefully review and consider disclosures made in this and other reports that we file with the Securities and Exchange Commission that discuss factors germane to our business.

                                    PART I

Item 1. Business

     We are a global manufacturer and distributor of electro-mechanical power conversion products and systems for niche markets, including vehicle, defense and industrial applications. Our products are primarily used for diesel engines and electric vehicles and include alternators, starter motors, and switches. We sell our products primarily to the aftermarket and original equipment manufacturers ("OEMs"). On January 22, 1998, we acquired three businesses from a subsidiary of LucasVarity plc. As a result of the Lucas acquisition, we have consolidated our leadership position in our primary markets, expanded our global reach and improved our aftermarket distribution capabilities. We conduct our business through our operating subsidiary Prestolite Electric Incorporated and its subsidiaries.

     We believe that our position in our primary markets can be attributed to the following factors:

     Product Quality and Brand Recognition. We believe our products are generally recognized by our customers as superior based on their advanced technology, reliability, durability and quality. We believe our primary brand names, Leece-Neville in the heavy duty vehicle market and Prestolite in the industrial markets, are generally recognized as being of the highest quality in their respective markets.

     Attractive Aftermarket/Original Equipment Balance. In 1999 approximately half of our net sales were to OEM customers. The aftermarket is generally a more stable source of sales and generates higher margins than sales to our OEM customers. See "--Risk Factors--We depend on original equipment manufacturers, whose businesses are cyclical." We believe that our aftermarket and original equipment businesses are complementary and provide us with a competitive advantage in meeting customer needs and in maintaining the high levels of expertise necessary to compete successfully in both markets. The engineering and manufacturing capabilities necessary to meet the requirements for original equipment technology and quality are transferable to our aftermarket operations. The use of our products as original components in OEM products is a major factor in generating aftermarket demand. Further, the understanding of replacement activity gained through the aftermarket enhances our understanding of the needs of OEMs. See "--Market Dynamics."

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

     International Presence. We currently conduct business in the United States, the United Kingdom, South Africa and Argentina, have partial interests in companies in India and Korea, and have a licensee in China. (The partial interest in the Korean company is considered part of our discontinued operations.) Approximately 55% of our net sales in 1999 were to customers outside of North America. As our original equipment customers expand their manufacturing operations in foreign countries, we expect that these customers will increasingly turn to suppliers who can support their locally-manufactured OEM products and aftermarket presence. We believe our global manufacturing and distribution network provides an advantage over our competitors in servicing our North American and European customers' foreign manufacturing operations. See "-- Risk Factors--We have risks because of foreign operations."

Products

We manufacture and distribute electro-mechanical power conversion products and systems for heavy duty vehicles and defense, industrial and automotive applications. We have historically manufactured alternators, starter motors, and switches. The 1998 Lucas acquisition added truck, bus and automotive products that complement our historic product portfolio. Although our products are primarily used for diesel engines, electric vehicles and automobiles, they are also used in a broad range of industrial applications.

     Alternators. We manufacture alternators and regulators primarily for heavy duty applications, generally under the Leece-Neville or Prestolite brand names, and for automotive applications. Alternators are electric generators that produce rectified direct current. Regulators are electronic devices that control alternator output. Alternator output is directly related to frame size, or diameter. We manufacture alternators in sizes ranging from 5 inches to 8-9/16 inches for use in off-road vehicles, refrigerated trucks, trucks, generator sets, military vehicles, buses and special purpose vehicles such as ambulances. We produce smaller alternators for a wide variety of cars, light to medium trucks and agricultural vehicles.

     Starter Motors. We manufacture a full line of starter motors which includes products designed for the lower-end and mid-size segments of the market. In the United Kingdom, we manufacture a range of heavy duty starter motors which are sold primarily for trucks, buses and generator sets. Through the Lucas acquisition we added starter motors for automobiles and light commercial vehicles.

     Switches. We manufacture switches, which include solenoids, contactors and control boxes. A solenoid is an electromagnet used to move a plunger in and out to operate contacts that make and break electric circuits. Our solenoid switches are typically used to control a vehicle starter motor or a hydraulic pump motor. Contactors are similar to solenoids, but are built for heavier duty applications and are more expensive. Our contactors are primarily designed for material handling, defense, industrial and telecommunications applications. A control box (called "switchgear" in the United Kingdom), which includes solenoids and electronic circuits in an enclosed case, assists the starting circuit of a diesel-powered vehicle. Our control boxes are sold primarily for military applications.

     Other Products. Other products we manufacture include ignition distributors primarily for marine applications, the TrekStar line of speedometers and odometers, in-line diesel pumps, and Thermostart brand pre-heaters for diesel engines. We also redistribute in Argentina and South Africa a wide range of automotive products manufactured by third parties.

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

  Markets Served

     We sell our products to a variety of markets, including:

     Heavy Duty. The heavy duty market, which represented approximately 59% of our net sales in 1999, includes heavy duty trucks, school and shuttle buses, emergency vehicles, off-road and special purpose vehicles, refrigerated trucks and generator sets. Our heavy duty products are designed primarily for use with diesel engines, generally 2.5 liters or larger. Our products (alternators, starter motors, starter solenoids, in-line diesel pumps and the Thermostart brand pre-heater) usually fit multiple applications with limited or no modification for a specific application.

     Automotive. The automotive and light truck market represented approximately 30% of our net sales in 1999. Products sold to automobile OEMs include starter solenoids for light truck application in the United States, and starter motors and alternators in Argentina and South Africa.

     Defense. Our products sold to the defense market include alternators, starter motors and control boxes for use in military vehicles including tanks, trucks, personnel carriers and the HMMWV, and are generally designed for use with a specific diesel engine. Although the defense market has declined in recent years, it was still responsible for approximately 5% of our net sales in 1999.

     Industrial, Marine and Other Applications. Approximately 6% of our 1999 net sales were to a wide range of other markets. These include starter motors, alternators and ignition distributors for marine and other applications, contactors sold to the telecommunications market for use with backup battery systems.

     Independent Distribution. A portion of sales to each of our markets are through independent distributors. We have a network of automotive parts distributors in Argentina and South Africa, many operating with a "Lucas" franchise that includes distinctive signage and branded product. About half of our sales through these automotive distribution networks represents products manufactured by third parties and purchased by us for resale. Sales to independent distributors represented approximately 24% of our 1999 net sales.

Customers and Competition

     Most of our products are component parts used on diesel engines, electric vehicles and automobiles. Vehicle components often do not last for the entire life of the vehicle. As a result, sales are made to both aftermarket and original equipment customers. Our sales to OEM customers represented approximately half of our 1999 net sales, with the remaining net sales derived from aftermarket customers.

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

Discontinued Operations

     In the second half of 1999, we decided to sell our direct current motor business and battery charger businesses. As discussed in Note 2 of our audited financial statements, these businesses generated approximately $45 million of sales in 1999. Because we have decided to sell these businesses, we treat them as "discontinued operations" in the financial statements. Consequently, they are not included in the discussion above and the sales of these businesses are not included in the $214 million of consolidated sales shown in our financial statements. The Company has retained an investment banker to assist in the disposition of these businesses and expects to complete the sale transactions during 2000. The agreement with the investment banker was filed as an exhibit to this Form 10K with the SEC on March 30, 2000.

     Products of our discontinued businesses include:
     . Material handling motors, 5 to 13 inches in diameter, generally designed for a specific forklift truck model.
     . Pump and winch motors, 4.5 inches in diameter, generally used in hydraulic pump operations.
     . Motors, 3.3 inches in diameter, used for back-up braking systems on school busses and other applications.
     . Battery chargers, sold under the Hobart brand name, generally used in the material handling market.

     Markets for the products of our discontinued operations are mainly the material handling market which includes motors and contactors for electric lift trucks and other electrically-powered commercial vehicles such as golf carts. The direct current electric motors sold to the material handling market are generally designed for specific forklift truck models. Almost all of our battery chargers are sold to distributors, which normally purchase lift trucks, batteries and battery chargers from separate suppliers.

     Our principal North American competitors in the material handling motor market are General Electric and Advanced DC. Principal competitors in the battery charger market include Hertner, Ferro Magnetic and Exide.

Seasonality, Raw Materials and Backlog

     Our sales to OEMs accounted for approximately half of our net sales for the year ended December 31, 1999. As a result, a significant portion of our sales are related to the overall level of domestic and foreign new diesel and electric vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors which may have an effect on our sales. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle or material handling industries may adversely affect the demand for our products. The balance of our aftermarket and OEM sales, as well as the diversity of our OEM markets served (both in terms of end-use and geography), help stabilize our revenues. However, a decline in the demand for or production of new diesel or electric vehicles, particularly in North America, could have a materially adverse effect on our results of operations. See Item 7. "Management's Discussion and Analysis of Financial

Condition and Results of Operations."

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

Patents, Trademarks and Licenses

     We hold various patents and trademarks related to our products. No single patent or trademark is currently of material importance to our operations. We have applied for U.S. patents for our self-diagnostic alternator, for our latching contactor and for the use of a conductive bearing to replace brushes in alternators and other rotating machines.

     We have exclusive right to use the "Prestolite Electric" trade name for use with motor and ignition parts. "Prestolite Wire" and "Prestolite Batteries" are sold by unrelated companies. We formerly had the right to the "Prestolite Electric" name under a perpetual, royalty-free license from Allied Signal Corporation (now Honeywell Incorporated). At the end of 1999, we formed a limited liability company which acquired the rights to the "Prestolite" name from Allied Signal. We own half of that company and Prestolite Wire owns half. We have the use of the "Hobart" brand name for battery chargers until February 28, 2001.

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

     On June 24, 1998, we entered into an agreement with Ecoair Corp., a Delaware corporation, for a 99-year non-exclusive, non-transferable license relating to the manufacture, use and sale of alternators utilizing Ecoair's proprietary technology in exchange for royalty payments on products produced by us and incorporating technology derived from this information.

Employees

     We had approximately 2,500 employees as of December 31, 1999, including
300 that were part of our discontinued operations. There are no collective bargaining agreements in effect with respect to any of our United States employees. All of the employees at our Leyland, England facility and all of the hourly and some of the salaried employees at the five facilities acquired in the Lucas acquisition are members of unions. We have not experienced a strike or work stoppage at any of our facilities, except in 1998 in South Africa for approximately three weeks as part of a nationwide, industry-wide strike that included our facility. We can not assure you that a strike or work stoppage will not occur in the future at any of our facilities. See "--Risk Factors--We may have difficulty integrating acquired operations." We believe that relations with our employees are excellent.

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

     Our sales to OEMs accounted for approximately half of our net sales for the year ended December 31, 1999. As a result, a significant portion of our sales are related to the overall level of domestic and foreign vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle or material handling industries may adversely affect the demand for our products. A decline in the demand for or production of new vehicles, particularly in North America could materially adversely affect our results of operations. In addition, we are under increasing pressure from our major OEM customers to reduce product costs. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  We have risks because of our foreign operations.

     We currently conduct business in the United States, the United Kingdom, South Africa and Argentina, have partial interests in companies in India and Korea, and have a licensee in China. (The partial interest in the Korean company is considered part of our discontinued operations.) Approximately 55% of our net sales in 1999 were to customers outside of North America. We intend to expand our international presence. Adverse results from our foreign operations could adversely affect our results of operations. The success of our international operations will depend on numerous factors, many of which are beyond our control, including economic and political conditions in the countries in which we operate. In particular, Argentina and South Africa have historically been less economically and politically stable than the United States and the United Kingdom. International operations may also increase our exposure to certain risks inherent in doing business outside the United States, including slower payments cycles, unexpected changes in regulatory requirements, potentially adverse tax consequences, restrictions on the repatriation of profits and assets and compliance with foreign laws and standards.

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

     We believe that we comply with all relevant environmental laws and that we have properly recorded the costs related to any known environmental claims related to our properties. Based upon our experience to date, we believe that the future cost of compliance with existing environmental laws (or liability for known environmental claims) will not materially adversely affect our results of operations. However, future events may give rise to additional compliance costs or liabilities that could have a materially adverse affect on our results of operations. We may be required in the future to spend material amounts to comply with more stringent laws, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws.

  We are highly leveraged and have significant debts which we may be unable to pay.

     We have a significant amount of debt. As a result, we are highly leveraged and have significant interest expense. In addition, subject to the restrictions contained in the Indenture governing our senior notes and in our bank credit facilities, we may incur additional debt from time to time to pay for acquisitions or capital expenditures or for other purposes. As of December 31, 1999, we had $151.1 million of consolidated indebtedness outstanding and our stockholders' deficit was approximately $16.3 million.

     Our ability to make scheduled payments of principal or interest on, or to refinance, our debt will depend on future operating performance and cash flow. Our operating performance and cash flow are subject to prevailing economic conditions, prevailing interest rate levels and financial, competitive, business and other factors which may be beyond our control. The degree to which we are leveraged could have important consequences to holders of our senior notes, including, but not limited to, those discussed below under "-Our debt agreements have restrictive covenants and limitations" and:

  .  our ability to obtain additional financing may be impaired;

  . a substantial portion of our cash flow from operations must be dedicated to paying interest on our debt which reduces funds available to us for other purposes;

  . we are substantially more leveraged than certain of our competitors which may place us at a competitive disadvantage;

  . we may be hindered in our ability to adjust rapidly to changing market conditions;

  . our substantial degree of leverage may affect certain suppliers' willingness to give us favorable payment terms; and

  . our substantial leverage could make us more vulnerable in the event of an economic downturn.

     We cannot assure you that our future cash flow will be sufficient to meet our obligations and commitments. If we cannot generate sufficient cash flow from operations to service our debt and to meet our other obligations and commitments, we might be required to refinance our debt or to sell assets to obtain the funds we need. We cannot assure you that refinancing or asset sales could be completed on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our credit facilities or the Indenture. In the event that we are unable to refinance our credit facilities or raise funds through asset sales, sales of equity securities or otherwise, our ability to pay principal of, and interest on, our senior notes would be adversely affected.

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

     . selling receivables or repaying other debt; and

     . guaranteeing certain obligations.

     Our credit facilities also require us to meet certain financial covenants, including maintaining capitalization levels, capitalization ratios, minimum fixed charge coverage ratios and funded debt ratios. All of these restrictive covenants may restrict our ability to expand or to pursue our business strategies. Breaching any of these covenants could result in a default under our credit facilities, in which case, debt under our credit facilities could be declared due and payable. If we were unable to repay borrowings, the lender could proceed against the collateral granted to it to secure that debt. This collateral includes liens on our inventory, accounts receivable and general intangibles.

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

  We are controlled by Genstar Capital Corporation.

     As of December 31, 1999, Genstar Capital Corporation owned approximately 91.3% (83.2% on a fully-diluted basis) of our common stock. Consequently, Genstar has the ability to control our business and affairs by virtue of its ability to elect a majority of our board of directors and its voting power with respect to actions requiring stockholder approval. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

Item 2. Properties

     Our corporate headquarters are located at 2100 Commonwealth Boulevard, Ann Arbor, Michigan 48105, which we lease. The phone number at that location is
(734) 913-6600. The
following table sets forth certain information regarding the major facilities we operated as of December 31, 1999:

                                                        Square         Owned/Leased (Lease
      Location                      Use                  Feet           expiriation date)
      --------                      ---                  ----           -----------------
Ann Arbor, MI                    Headquarters            11,000        Leased (Dec. 2003)
Ann Arbor, MI                    Technology Center        4,500        Leased (Dec. 2003)
Arcade, NY                       Manufacturing          342,800        Owned
Decatur, AL                      Manufacturing          258,000        Owned
Wagoner, OK                      Manufacturing           50,000        Leased (Apr. 2004)
Troy, OH                         Manufacturing          160,000        Leased (Oct. 2006)
Florence, KY                     Warehouse              108,800        Leased (June 2000)
Garfield, NJ                     Manufacturing           42,000        Leased (month to month)
Leyland, U.K.                    Manufacturing          250,000        Owned
Cardiff, U.K.                    Manufacturing           15,000        Owned
Acton, U.K.                      Manufacturing          368,000        Owned
Johannesburg, South Africa       Manufacturing          118,400        Owned
Buenos Aires, Argentina          Manufacturing          159,000        Owned
San Lorenzo, Argentina           Manufacturing           76,676        Owned
San Luis, Argentina              Manufacturing           30,800        Owned

     The facility in Troy, Ohio produces battery chargers. The facility in Wagoner, Oklahoma produces direct current motors. These two locations are part of the businesses that we are treating as "discontinued operations." In Decatur, Alabama and Leyland, England, we manufacture direct current motors and other products. The operations at those two locations which manufacture direct current motors are also treated as part of "discontinued operations."

     We believe that we comply with all relevant environmental regulations related to our properties.

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

     As of March 29, 2000, there were 1,993,000 shares of our common stock outstanding, held by nine holders. As of March 29, 2000, there were employee held options outstanding to purchase up to an additional 314,840 shares of our common stock.

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

Item 6. Selected Financial Data

     The following table sets forth our selected consolidated historical financial data as of and for the periods indicated. The statements of operations data for each of the fiscal years in the three-year period ended December 31, 1999 and the balance sheet data as of December 31, 1998 and 1999 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K, and are restated to account for the discontinuance of businesses, as discussed above and in Note 2 to our audited financial statements. The statements of operations data for each of the fiscal years in the two year period ended December 31, 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 have been derived from our audited financial statements not included in this annual report on Form 10-K, restated to account for the discontinuance of businesses, as discussed above. The information in the table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements, including the notes thereto, included elsewhere in this annual report on Form 10-K.

                                                                              Years Ended December 31,
                                                     ------------------------------------------------------------------------------
                                                          1995             1996              1997              1998           1999
                                                          ----             ----              ----              ----           ----
                                                                    (in thousands, except ratios, share and per share amounts)
                                                                                       (restated)
                                                    -------------------------------------------------------------------------------
Statement of Operations Data:
Net sales                                           $  109,760      $   114,204        $  125,585        $  237,090     $  213,982
Cost of goods sold                                      87,900           92,806           100,831           188,659        172,064
Selling, general and administrative expenses            17,122           17,049            17,817            32,271         31,134
Costs associated with option repurchase                      -                -                 -             2,101              2
Restructuring charge                                     3,100               56                 -               711            450
                                                    ----------      -----------        ----------        ----------     ----------

Operating income                                         1,638            4,293             6,937            13,348         10,332
Other expense (income) (a)                                 234              158               294               (82)        (1,003)
Interest expense                                         4,282            5,313             5,384            13,494         15,816
                                                    ----------      -----------        ----------        ----------     -----------

Income (loss) from continuing operations
  before income taxes and extraordinary items       $   (2,878)     $    (1,178)       $    1,259        $      (64)    $   (4,481)
Provision for income taxes                                 188           (3,299)              950               685            293
                                                    ----------      -----------        ----------        ----------     ----------

Income (loss) from continuing operations
  before extraordinary items                        $   (3,066)     $     2,121        $      309        $     (749)    $   (4,774)
                                                    ==========      ===========        ==========        ==========     ==========

Net earnings per common share from continuing
  operations before extraordinary items (b):
    Basic                                           $    (0.88)     $      0.61        $     0.09        $    (0.36)    $    (2.40)
    Diluted                                         $    (0.88)     $      0.60        $     0.09        $    (0.36)    $    (2.40)
Shares used in computing earnings per share (b):
    Basic                                            3,466,740        3,454,740         3,446,740         2,111,812      1,993,000
    Diluted                                          3,466,740        3,553,800         3,628,020         2,231,273      1,993,000
Balance Sheet Data (at end of period):
Working Capital (excluding debt)                    $   16,240      $    17,275        $   19,694        $   44,057     $   54,160
Total assets                                            72,473           93,604            88,685           183,773        182,056
Total debt                                              40,451           46,514            42,930           140,752        151,126
Stockholders' equity (deficit)                          13,273           18,018            18,943            (8,918)       (16,292)
Other Data:
EBITDA (c):                                            $ 8,612      $     8,508        $   10,607        $   26,209     $   22,276
Cash flow from operating activities:                     1,447            2,560             5,477            (2,009)          (317)
Cash flow from investing activities:                    (3,777)          (8,392)            3,755           (55,274)       (11,637)
Cash flow from financing activities:                     3,789            8,032            (9,582)           57,557         10,418
Ratio of earnings to fixed charges (d):                      -             1.3x              1.8x              1.2x              -

(a) Other expense (income) in 1999 consists primarily of pension expense for inactive United States defined benefit pension plans, gains on the sale of fixed assets, interest income, foreign currency exchange losses, royalty expenses, and South Africa trademark expense. Other expense (income) in 1998 consists primarily of pension expense for inactive United States defined benefit pension plans, gains on the sale of fixed assets, interest income, and in all other years consists primarily of operating costs of idle facilities.

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

(d) For purposes of computing the ratio of earnings to fixed charges, earnings include income before income taxes, discontinued operations and extraordinary items plus fixed charges. Fixed charges consist of interest expense and 33% of rental expense (deemed by management to be representative of the interest factor of rental payments). Earnings were insufficient to cover fixed charges in 1995 by approximately $1.6 million and in 1999 by approximately $3.6 million.

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

    In January 1998, we acquired three businesses from a subsidiary of LucasVarity plc. These businesses operate in England, South Africa, and Argentina. We purchased these businesses for approximately $44.3 million in cash, net of cash acquired and including the assumption of $3.2 million in debt, plus certain future obligations, as described in Note 3 to the financial statements.

     We financed the Lucas acquisition from the sale of $125.0 million of 9.625% senior notes due 2008 issued under Rule 144A of the Securities Act of 1933, as amended. We also used proceeds from the offering of our senior notes to repay existing debt in the United States and United Kingdom, to repurchase all the warrants issued to holders of the Company's subordinated debt, to repurchase 40% of the common stock held by Genstar Capital Corporation, to repurchase 8.5% of the common stock held by management and to repurchase 40% of the options held by management. The total cost associated with the repurchase of these securities was approximately $29.7 million.

     During 1998, we organized our business into three divisions. While the three divisions bear the names of their principal markets, no division sells exclusively into its target market. Further, each division has some sales into the target markets of the other divisions.

     The Heavy Duty Systems Division produces alternators, starter motors, inline pumps, control boxes and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. The division's major facilities are in Arcade, NY; Florence, KY; Acton, England; and Leyland, England. In January 1999, we acquired a remanufacturing business that continues to operate in Garfield, NJ. We purchased this business for $2.9 million, financed through our U.S. revolving line of credit.

     The Electric Vehicle Systems Division produces motors (including starter motors, material handling motors, and pump and winch motors), switches (including contactors, solenoids, relays, distributors, and control boxes), battery chargers and other products. The division's major facilities are in Decatur, AL; Wagoner, OK; Florence, KY; Troy, OH; and Leyland, England, with a smaller remanufacturing facility in Dearborn, MI. We sell these products into many of the same markets as the products of our Heavy Duty Systems Division. In addition, the products of our Electric Vehicle Systems Division are sold into the material handling market for installation on or use with lift trucks and other electric vehicles; the truck accessory market for use in winches, snow plow lifts and other applications; and the telecommunications market where contactors are used in battery backup systems. In the fourth quarter of 1999, we decided to sell the battery charger and direct current motor lines of business that are part of this division. The remaining portion of this business manufactures and sells switches, and with the completion of the sale of the discontinued businesses, this division will be renamed to the Switch Division.

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

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Sales from continuing operations were $214.0 million in 1999, a decrease of $23.1 million, or 9.7%, from $237.1 million in 1998. These results exclude the sales of the battery charger and direct current motor businesses of $45.2 million in 1999 and $45.7 million in 1998 due to the announced decision to sell these lines of business. The decrease in sales is mostly attributable to the Automotive Division, where Argentina sales declined $18.7 million, or 33.4%, and South Africa sales declined $0.5 million, or 4.4%. Also contributing to the sales decline was the Heavy Duty Systems decline of $2.1 million, or 1.5%. The Heavy Duty Systems decline was due to a $9.5 million, or 15.5%, decline in the U.K. and a decline in U.S. defense sales of $0.5 million, or 11.1%. These declines were partly offset by $5.1 million of sales at the Roberts Remanufacturing facility and by the other U.S. Heavy Duty sales increase of $2.9 million or 4.1%. The remaining Electric Vehicle Systems business, which manufactures and sells switches, reported a sales decline of $1.9 million, or 5.8%, with this decline attributable to the U.S. defense sales decline of $2.6 million, or 31.1%, offset by small increases in U.K. sales of $0.2 million, or 4.15%, and in other U.S. sales of $0.8 million, or 4.8%.

     Gross profit was $41.9 million in 1999, or 19.6% of sales. This compares to gross profit of $48.4 million, or 20.4% of sales, in 1998. The decrease in gross profit as a percent of sales results from several factors. Ongoing cost cutting measures in the United Kingdom and Argentina have reduced overhead costs. The benefit of these reductions was offset by declining volume and a shift in sales to lower margin products at some locations. The Roberts Remanufacturing business, acquired in January 1999, has higher margins than the company average, mitigating some of the decline.

     Selling, general, and administrative expense was $31.1 million, or 14.6% of sales in 1999, a decrease of $1.1 million, or 3.5%, from $32.3 million, or 13.6% of sales, in 1998. Reduction in selling, general, and administrative expense in our international locations continues to reflect the cost control benefits of the integration of the businesses acquired in the Lucas acquisition. This reduction is offset in part by the increased selling, general, and administrative expense in U.S. Heavy Duty Systems due to the Roberts acquisition.

     In 1999, we recorded a $2,000 charge to reflect the repurchase of options to purchase our stock from management. We recorded a $2.1 million charge in January of 1998 to reflect our repurchase from management of 40% of then-outstanding options to purchase our common stock. We recorded a charge in 1999 of $0.5 million to cover severance payments related to restructuring in Argentina and in the Corporate Tech Center in Ann Arbor, Michigan. In 1998, we recorded a charge of $0.7 million to cover severance payments related to restructuring activities at our facilities in Leyland, England and Decatur, Alabama.

     Operating income in 1999 was $10.3 million, or 4.8% of sales, a decrease of $3.0 million, or 22.6%, from the $13.3 million, or 5.6% of sales in 1998. This was due to the factors discussed above.

     Other income was $1.0 million in 1999 versus $82,000 in 1998. This consists of South Africa export rebate income, gain on the sale of fixed assets, interest income, and miscellaneous income. These were partially offset by pension expense for inactive defined benefit pension plans associated with United States facilities that have been closed, foreign currency exchange losses, royalty expenses, and South Africa trademark expense.

     Interest expense was $15.8 million in 1999, an increase of $2.3 million, or 17.2%, compared to $13.5 million in 1998. This increase is due to increases in bank debt in the United States, United Kingdom and South Africa, as well as increases in capital leases, as compared to levels of debt in 1998.

     The provision for income taxes was $293,000 on the $4.5 million loss from continuing operations before taxes and extraordinary items for 1999. This compares to a provision for income taxes of $685,000 for 1998 on the $64,000 loss from continuing operations before taxes and the extraordinary item.

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

Discontinued Businesses - 1999 compared to 1998

     In the second half of 1999, we decided to sell our direct current motor business and battery charger businesses. Because we have decided to sell these businesses, we treat them as "discontinued operations" in the financial statements. Consequently, they are not included in the discussion above and the sales of these businesses are not included in the $214 million of consolidated sales shown in our financial statements.

     Sales from discontinued operations were $45.2 million in 1999, a decrease of $0.5 million, or 1.1%, from the 1998 sales of $45.7 million. Gross profit in 1999 was $8.2 million, a decrease of $1.6 million from the 1998 gross profit of $9.8 million. Gross profit as a percent of sales declined from 21.5% in 1998 to 18.0% in 1999. Various factors, including decreased sales volume and lower margin products, contributed to this decline.

     Selling, general and administrative expense was $6.6 million, an increase of $0.2 million, or 2.8%, from the 1998 selling, general and administrative expense of $6.4 million. A major factor in the increase in selling, general and administrative expense was the minimum royalty of $500,000 paid to DAX.

     Operating income in 1999 was $1.6 million, a decrease of $1.8 million, or 52.9%, from the 1998 operating income of $3.4 million. This has resulted in operating income as a percent of sales decreasing to 3.6% in 1999 as compared to 7.5% in 1998. The decline in operating income is due to the factors discussed above.

Discontinued operations produced income before taxes of $1.3 million in 1999 and $3.4 million in 1998. Income on an after-tax basis, and after recording the 1999 estimated loss on the disposal of these operations of $2.3 million ($3.5 million on a pre-tax basis), is reported as income from discontinued operations in our financial statements of $883,000 and $2,254,000 for 1999 and 1998, respectively.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Sales from continuing operations were $237.1 million in 1998, an increase of $111.5 million, or 88.8%, from $125.6 million in 1997. The Lucas acquisition was responsible for the increase in sales. These results exclude the sales of the battery charger and direct current motor businesses of $45.7 million in 1998 and $46.1 million in 1997. Compared to pro forma results for 1997 to include the Lucas acquisition, sales decreased $17.1 million, or 6.7%. From pro forma 1997 levels, 1998 sales in the Automotive Systems Division declined $13.3 million, or 16.2%. Both Argentina and South Africa declines in sales contributed to the divisional decline. Also contributing to the pro forma decline in sales were both the Heavy Duty Systems Division, with pro forma decline of $1.4 million, or 1.0%, and the Electric Vehicle Systems Division, with pro forma decline of $2.3 million, or 6.7%. United States defense sales were mostly responsible for the Heavy Duty Systems and Electric Vehicle Systems Divisions declines.

     Gross profit was $48.4 million in 1998, an increase of $23.7 million, or 95.6%, from $24.7 million in 1997. Compared to pro forma results to include the Lucas acquisition, gross profit increased $4.0 million, or 8.1%, from $44.5 million. Cost cutting measures in the United Kingdom and Argentina were primarily responsible for the pro forma improvement in gross profit. Lower material cost, improved labor productivity in the United States, and favorable product mix also contributed to the improvement in gross profit percentages.

     Selling, general, and administrative expense was $32.3 million in 1998, an increase of $14.5 million, or 81.1%, from $17.8 million in 1997. This increase is due to the Lucas acquisition. Compared to pro forma results for 1997 to include the Lucas acquisition, these expenses decreased $3.4 million, or 10.4%, from $35.6 million. The reduction in selling, general and administrative expense as compared to the 1997 pro forma results reflects the benefit on integrating the businesses acquired in the Lucas acquisition.

     We recorded a $2.1 million charge in January of 1998 to reflect our repurchase from management of 40% of then-outstanding options to purchase our common stock. We also recorded a charge in 1998 of $0.7 million to cover severance payments related to restructuring activities at our facilities in Leyland, England and Decatur, Alabama.

     Operating income in 1998 was $13.3 million, an increase of $6.4 million, or 92.4%, from $6.9 million in 1997 due to the factors discussed above. Operating income as a percentage of sales was 5.6% in 1998, compared to 5.5% in 1997. On a pro forma basis to include the Lucas acquisition, 1997 operating income was $7.2 million, or 2.8% of sales.

     Other income was $82,000 in 1998, versus other expense in 1997 of $294,000, and other income in 1997 of $354,000 on a pro forma basis. These items in 1998 primarily consisted of pension expense for inactive United States defined benefit pension plans, gains on the sales of fixed assets, interest income, and in 1997 primarily of operating costs of idle facilities.

     Interest expense was $13.5 million in 1998, an increase of $8.1 million, or 150.0%, from $5.4 million in 1997. This increase is due to the incurrence of additional debt in connection with the Lucas acquisition and the repurchase of shares, options and warrants in the first quarter of 1998.

     The provision for income taxes was $685,000 in 1998 compared to $950,000 in 1997. The decrease in income taxes largely resulted from a decrease in income from continuing operations, before income taxes, offset by an increase in effective tax rates, due primarily to higher effective tax rates in the foreign jurisdictions in which we operate.

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

Discontinued Businesses - 1998 compared to 1997

     Sales from discontinued operations were $45.7 million in 1998, a decrease of $404,000, or 0.8%, from the 1997 sales of $46.1 million. Gross profit in 1998 was $9.8 million, an increase of $655,000 from the 1997 gross profit of $9.2 million. Gross profit as a percent of sales rose from 19.9% in 1997 to 21.5% in 1998. Various factors, including lower material costs, improved labor productivity, and favorable product mix contributed to this improvement.

     Selling, general and administrative expense was $6.4 million in 1998, an increase of $1.0 million, or 18.7%, from the 1997 selling, general and administrative expense of $5.4 million. A major factor in the increase in selling, general and administrative expense was the minimum royalty paid to DAX.

     Operating income in 1998 was $3.4 million, a decrease of $0.4 million, or 9.3%, from the 1997 operating income of $3.8 million. Operating income as a percent of sales decreased to 7.5% in 1998 as compared to 8.2% in 1997. The decline in operating income is due to the factors discussed above.

Discontinued operations produced income before taxes of $3.4 million in 1998 and $3.9 million in 1997. Income on an after-tax basis is reported as income from discontinued operations in our financial statements of $2,254,000 and $2,314,000 for 1998 and 1997, respectively.

Liquidity and Capital Resources

     Cash used by operating activities in 1999 was $319,000. Capital spending, net of discontinued businesses, was $7.5 million, a $1.9 million reduction from 1998 capital spending of $9.4 million. Capital spending in the U.S. was $3.6 million in 1999 compared to $4.1 million in 1998, a $0.5 million reduction. Capital spending in the U.K. was $1.6 million in 1999 compared to $3.1 million in 1998, a reduction of $1.5 million. Capital spending in Argentina and South Africa was $1.9 million and $0.4 million, respectively, in 1999. These compare to 1998 capital spending of $1.5 million in Argentina and $0.7 million in South Africa. Argentina's increase of $0.4 million included approximately $1.0 million to address Year 2000 issues. Capital expenditures for 2000 are expected to be approximately $6.9 million. Planned expenditures include expenditures to enable us to manufacture new product designs and replace existing equipment.

     In connection with the acquisition of our Argentina operations from Lucas in January 1998, we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables expected to be collected in 2000, and 2001, up to $4.9 million contingent upon the collection of certain fully-reserved receivables, and up to $6.6 million contingent upon the achievement by our Argentina subsidiary of certain earnings targets in 2000. Aggregate payments in 1999 totaled $0.1 million and in 1998 $1.1 million for receivables collected. These contingent payments are expected to be paid from the collection of the receivables or from such earnings.

     Debt, net of cash, increased from $139.9 million at December 31, 1998 to $150.7 million at December 31, 1999. The increase was due, in part, to the acquisition of the Roberts Remanufacturing business in January 1999. We had revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $10.2 million and $3.9 million were available based on the December 31, 1999 levels of receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. In Argentina and South Africa, we have arrangements with several banks permitting discounting or borrowing against receivables. Total net additional credit available in Argentina and South Africa as of December 31, 1999 was $1.4 million. The Company was in violation of certain covenants to the credit agreements during 1999 and at December 31, 1999, which were cured as a result of amending the credit agreement.

     We expect our liquidity needs to consist primarily of working capital needs and scheduled payments of principal and interest on our indebtedness. We expect our short-term liquidity needs to be provided by operating cash flows and borrowings under our revolving credit facilities. We expect to fund our long term liquidity needs from our operating cash flows, the issuance of debt and/or equity securities, bank borrowings, and the sale of our direct current motor and battery charger businesses. We believe that cash flows from operations, our existing cash balances and amounts available under the various revolving credit facilities will provide adequate funds for on going operations, planned capital expenditures, investments, and debt service for at lease the next twelve months. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

Year 2000

     We completed our Year 2000 assessments of our information technology and embedded systems. These efforts consisted primarily of installing or upgrading enterprise resource planning systems to be Year 2000 compliant at our United States, United Kingdom and Argentina facilities, and ensuring compliance by an outside service bureau utilized by our South African facility. All software remediation efforts were complete as of October 2, 1999. In Argentina, a Year 2000 compliant system was installed. In the United Kingdom, a system used in two locations was replaced with Year 2000 compliant systems, while the system in use at a third location was upgraded for Year 2000 compliance. In addition, we reviewed our product base, and our products were not affected by

Year 2000 issues. We communicated with our principal vendors and service providers to assess the Year 2000 readiness of their products and services. Our contingency planning for Year 2000 issues related to these vendors consisted primarily of securing backup vendors (which had been identified for key purchased products) and the possibility of stockpiling raw materials

     In connection with the overall computer enhancement program, including Year 2000 compliance, we incurred aggregate internal and third party costs of approximately $3.0 million by December 31, 1999. This amount includes approximately $0.5 million related to in-house efforts to enhance the performance of our United States warehousing systems, approximately $1.0 million for each of the United Kingdom and Argentina software conversions and approximately $0.5 million related to ancillary Year 2000 efforts.

     Our ability to produce or ship our products, process transactions or otherwise conduct business in any of our markets were not affected by any date-related issues. We believe that the estimated cost of becoming Year 2000 compliant was not significant to our results of operations.

Net Operating Losses

     At December 31, 1999 we had net operating loss carryforwards for United States tax reporting purposes of approximately $17.4 million, and approximately $574,000 of alternative minimum tax benefit and $454,000 of foreign tax credit carryforwards. These U. S. net operating losses expire beginning in 2006.

Inflation

     We believe that the relatively moderate inflation over the last few years has not has a significant impact on our revenues or profitability and that we have been able to offset the effects of inflation by increasing prices or by realizing improvements in operating efficiency.

Item 8.  Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Prestolite Electric Holding, Inc.


     In our opinion, the consolidated financial statements listed in the index, appearing under Item 14(a) on page 58, present fairly, in all material respects, the financial position of Prestolite Electric Holding, Inc. and its subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31,1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index, appearing under item 14(a) on page 58, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 18, 2000
Detroit, Michigan

              Prestolite Electric Holding, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                     (in thousands, except share amounts)

                                                                                         December 31,     December 31,
                                                                                              1999            1998
                                                                                         ------------     ------------
                                       ASSETS
   Current Assets:
      Cash                                                                                 $    432           $    896
      Accounts receivable, net of allowance for doubtful accounts of
        $2,369 and $2,933 as of December 31, 1999 and 1998, respectively                     37,807             43,883
      Inventories, net                                                                       49,642             43,861
      Deferred tax asset                                                                      6,429              2,134
      Prepaid and other current assets                                                        3,088              2,132
                                                                                         ----------         ----------
                                Total current assets                                         97,398             92,906

   Property, plant and equipment:
        Land, building and improvements                                                      28,686             28,049
        Machinery and equipment                                                              49,206             44,792
        Construction in progress                                                              3,716              2,556
                                                                                         -----------        ----------
                                                                                             81,608             75,397
         Less accumulated depreciation                                                      (33,738)           (25,934)
                                                                                         ----------         ----------
                                                                                             47,870             49,463

   Deferred tax asset                                                                             -              1,002
   Investments                                                                                3,152              2,589
   Intangible assets                                                                         10,908             10,485
   Long-term receivables and pension assets                                                   4,706              5,220
   Net assets of discontinued operations                                                     18,022             22,108
                                                                                         ----------         ----------
                                Total assets                                               $182,056           $183,773
                                                                                         ==========         ==========

                                    LIABILITIES
   Current Liabilities:
      Revolving credit                                                                     $ 19,214           $  6,907
      Current portion of long-term debt                                                         666                429
      Accounts payable                                                                       24,162             22,908
      Accrued liabilities                                                                    19,076             25,941
                                                                                         ----------         ----------
                                Total current liabilities                                    63,118             56,185

   Long-term debt                                                                           131,246            133,416
   Other non-current liabilities                                                              1,845              3,090
   Deferred tax liabilities                                                                   2,139                  -
                                                                                         ----------         ----------
                                Total liabilities                                           198,348            192,691

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $.01, 5,000,000 shares
      authorized, 1,993,000 shares issued and outstanding
      at December 31, 1999 and December 31, 1998, respectively                                    2                  2
   Paid-in capital                                                                           16,623             16,623
   Accumulated deficit                                                                       (6,595)              (404)
   Notes receivable, employees' stock purchase, 7.74% due 2002                                 (513)              (559)
   Foreign currency translation adjustment
   Treasury stock, 1,310,000 shares at December 31, 1999 and                                 (1,360)              (131)
      December 31, 1998, respectively                                                       (24,449)           (24,449)
                                                                                         ----------         ----------
                                Total stockholders' equity (deficit)                        (16,292)            (8,918)
                                                                                         ----------         ----------
               Total liabilities and stockholders' equity (deficit)                        $182,056           $183,773
                                                                                         ==========         ==========

   The accompanying notes are an integral part of the consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                      (in thousands except share amounts)

                                                                            For the year ended
                                                           --------------------------------------------------------
                                                           December 31,           December 31,         December 31,
                                                               1999                   1998                 1997
                                                           -------------           ----------          -----------
Net sales                                                    $   213,982           $  237,090           $  125,585
Cost of goods sold                                               172,064              188,659              100,831
                                                             -----------           ----------           ----------
      Gross profit                                                41,918               48,431               24,754
Selling, general and administrative                               31,134               32,271               17,817
Costs associated with option repurchase                                2                2,101                    -
Restructuring charge                                                 450                  711                    -
                                                             -----------           ----------           ----------
      Operating income                                            10,332               13,348                6,937
Interest expense                                                  15,816               13,494                5,384
Other expense (income)                                            (1,003)                 (82)                 294
                                                             -----------           ----------           ----------
     Income (loss) from continuing operations
     before extraordinary item and income taxes                   (4,481)                 (64)               1,259

Provision for income taxes                                           293                  685                  950
                                                             -----------           ----------           ----------
     Income (loss) from continuing operations
         before extraordinary item                                (4,774)                (749)                 309

Income from discontinued operations, net of taxes                    883                2,254                2,341
Estimated loss on disposal of discontinued
     operations, net of taxes                                     (2,300)                                   (1,500)

Extraordinary item - loss on debt refinancing, net of
       taxes of $716                                                   -               (1,275)                   -
                                                             -----------           ----------           ----------
      Net income (loss)                                      $    (6,191)          $      230           $    1,150
                                                             ===========           ==========           ==========

Basic earnings per common share
   Income (loss) from continuing operations                  $     (2.40)          $    (0.36)          $     0.09
  Income from discontinued operations, including
     estimated loss on disposal                                    (0.71)                1.08                 0.24
   Extraordinary item                                                  -                (0.61)                   -
                                                             -----------           ----------           ----------
   Net income (loss)                                         $     (3.11)          $     0.11           $     0.33
                                                             ===========           ==========           ==========

Diluted earnings per common share
   Income (loss) from continuing operations                  $     (2.40)          $    (0.36)          $     0.09
  Income from discontinued operations, including
     estimated loss on disposal                                    (0.71)                1.08                 0.23
   Extraordinay item                                                   -                (0.61)                   -
                                                             -----------           ----------           ----------
   Net income (loss)                                         $     (3.11)          $     0.11           $     0.32
                                                             ===========           ==========           ==========

   The accompanying notes are an integral part of the consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Deficit)
                     (in thousands, except share amounts)


                                                                                            Retained       Notes         Foreign
                                              Shares                                        Earnings/   receivable/      currency
                                     ------------------------
                                        Common       Treasury  Common   Paid-in   Stock   (Accumulated   employee      translation
                                         stock         stock   stock    capital  warrants    deficit)     stock        adjustment
                                     ------------   --------- -------  --------  --------  ----------- ----------     ------------
Balance, January 1, 1997                3,303,000     24,000   $ 2     $ 16,623  $ 1,073     $   382    $ (396)        $   550
Net income                                                                                     1,150

Translation adjustment                                                                                                    (171)
   Comprehensive income


Transfer to stock warrants                                                         2,166      (2,166)
Common stock repurchased and other              -      8,000                                                50
                                     ------------  ---------  -------  --------  -------     -------    ------         -------
    Balance, December 31, 1997          3,303,000     32,000     2       16,623    3,239        (634)     (346)            379
Net income                                                                                       230
Translation adjustment                                                                                                    (510)
   Comprehensive loss
Purchase of stock warrants                                                        (3,239)
Common stock sold                               -    (16,000)                                             (251)
Common stock repurchased and other              -  1,294,000                                                38
                                     ------------  ---------  -------  --------  -------     -------    ------         -------
    Balance, December 31, 1998          3,303,000  1,310,000     2       16,623        -        (404)     (559)            131)
Net loss                                                                                      (6,191)
Translation adjustment                                                                                                  (1,229)
   Comprehensive loss
Common stock repurchased and other
                                                -          -                                                46
                                     ------------  ---------  -------  --------  -------     -------    ------          ------
    Balance, December 31, 1999          3,303,000  1,310,000   $ 2     $ 16,623  $     -     $(6,595)   $ (513)        $(1,360)
                                     ------------  ---------  -------  --------  -------     -------    ------         -------

                                                        Treasury                           Comprehensive
                                                          stock               Total           Income
                                                      ------------          --------       -------------
Balance, January 1, 1997                              $    (216)            $ 18,018
Net income                                                                     1,150          $  1,150

Translation adjustment                                                          (171)             (171)
                                                                                              --------
   Comprehensive income                                                            -          $    979
                                                                                              ========
Transfer to stock warrants                                                         -
                                                           (104)                 (54)
Common stock repurchased and other                    ---------             --------
   Balance, December 31, 1997                              (120)              18,943
Net income                                                                       230          $    230
Translation adjustment                                                          (510)             (510)
                                                                                              --------
   Comprehensive loss                                                              -          $   (280)
                                                                                              ========

Purchase of stock warrants                                                    (3,239)
Common stock sold                                           251                    -
Common stock repurchased and other                      (24,380)             (24,342)
                                                      ---------             --------
   Balance, December 31, 1998                           (24,449)              (8,118)
Net loss                                                                      (6,191)         $ (6,191)
Translation adjustment                                                        (1,229)           (1,229)
                                                                                              --------
   Comprehensive loss                                                              -          $ (7,420)
Common stock repurchased and other                                                46          ========
                                                      ---------             --------
   Balance, December 31, 1999                         $ (24,449)            $(16,292)
                                                      ---------             --------

   The accompanying notes are an integral part of the consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                (in thousands)

                                                                                          For the years ended December 31,
                                                                                       1999             1998              1997
                                                                                     --------        ---------          --------
Cash Flows from Operating Activities:
Net income (loss)                                                                    $ (6,191)       $     230          $  1,150
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Loss on debt refinancing                                                               -            1,991                 -
     Option repurchase                                                                      2            2,101                 -
     Estimated loss on sale of discontinued operations                                  3,561                -             2,500
     Cash provided by discontinued operations                                             444            1,346            (1,240)
     Write-down and loss on property, plant and equipment held for disposal                 -                -               277
     Deferred gain on sale and leaseback                                                 (233)            (233)             (233)
     Depreciation                                                                       8,870            8,830             3,718
     Amortization                                                                       1,619            1,137               246
     Loss on sale of property, plant, and equipment                                        15              112               148
     Deferred taxes                                                                    (1,154)          (1,464)              171
     Changes in operating assets and liabilities:
           Accounts receivable                                                          5,109           (5,777)           (2,117)
           Inventories                                                                 (5,158)          (2,319)             (960)
           Prepaid and other current assets                                              (594)           1,864              (224)
           Accounts payable                                                             1,420           (4,550)             (411)
           Accrued liabilities                                                         (8,027)          (5,277)            2,452
                                                                                     --------        ---------          --------
           Net cash provided by (used in) operating activities                           (317)          (2,009)            5,477

Cash Flows from Investing Activities:
Capital expenditures                                                                   (7,451)          (9,365)           (3,866)
Proceeds from disposal of property, plant and equipment                                   122               21             1,140
Proceeds from sale of discontinued operations and assets held for disposal                  -                -             7,500
Acquisition of:
      Roberts Remanufacturing                                                          (2,924)               -                 -
      Lucas businesses, net of cash acquired of $2,858                                      -          (41,086)                -
      Acquisition costs of Lucas businesses                                                 -           (1,543)           (1,019)
      Other                                                                                 -             (668)                -
Investment in affiliates                                                               (1,384)          (2,633)                -
                                                                                     --------        ---------          --------
           Net cash (used in) provided by investing activities                        (11,637)         (55,274)            3,755

Cash Flows from Financing Activities:
Net increase in revolving line of credit                                                3,840           (7,663)            3,691
Payments on long-term debt                                                                (52)         (22,824)           (6,799)
Proceeds from borrowings                                                                6,461          125,000                 -
Costs related to new borrowings, including loss on refinancing of $1,991                    -           (7,416)                -
Purchase of treasury stock, options and warrants, employee stock receivable                44          (29,358)              (54)
Borrowings (payments) on capital leases                                                   153             (200)             (194)
Payments on acquisition payable to Hobart                                                   -                -            (6,150)
Other financing costs, net                                                                (28)              18               (76)
                                                                                     --------        ---------          --------
           Net cash provided by (used in) financing activities                         10,418           57,557            (9,582)

Effect of exchange rate changes on cash                                                 1,072              167                10
                                                                                     --------        ---------          --------
Net increase (decrease) in cash                                                          (464)             441              (340)
Cash - beginning of period                                                                896              455               795
                                                                                     --------        ---------          --------
Cash - end of period                                                                 $    432        $     896          $    455
                                                                                     ========        =========          ========

Supplemental cash slow information:
         Interest paid                                                               $ 13,358        $   9,010          $  5,017
                                                                                     ========        =========          ========
         Taxes paid                                                                  $  1,328        $     494          $    619
                                                                                     ========        =========          ========
         Non-cash financing transactions:
            Debt assumed on acquisition of Lucas businesses                                          $   3,227
                                                                                                     =========

   The accompanying notes are an integral part of the consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 1: General Information

     Prestolite Electric Holding, Inc. ("PEI" or the "Company"), a subsidiary of Genstar Capital Corporation ("Genstar" or the "Parent") was formed in 1991 to acquire substantially all of the assets and assume certain liabilities of Prestolite Electric Incorporated and its wholly owned subsidiaries ("Prestolite"). PEI changed its name from "PEI Holdings, Inc." to "Prestolite Electric Holding, Inc." on December 31, 1998. PEI includes the wholly owned subsidiaries Prestolite Electric Incorporated and Prestolite Electric of Michigan, Inc. Prestolite Electric Incorporated's wholly-owned subsidiaries include Prestolite Electric Limited, a U.K. corporation, Prestolite electric
(Pty) Ltd., a South Africa corporation, and Prestolite Indiel Argentina S.A., an Argentina corporation. Operations are generally conducted as Prestolite Electric Incorporated. There are no material differences between the financial statements of PEI and Prestolite. Separate financial statements of Prestolite have not been presented because management has determined that they would not be material to investors. Summary financial information of Prestolite is presented in Note 19.

     The Company manufactures and distributes heavy duty alternators and starter motors, direct current electric motors, battery chargers, and other electrical components for aftermarket and original equipment applications in the heavy duty vehicle, defense, material handling, marine, and other industries. Six manufacturing facilities and one distribution warehouse are located in the United States, three manufacturing facilities are located in the United Kingdom, one manufacturing facility is located in South Africa, and three manufacturing facilities are located in Argentina.

     Note 2: Discontinued Operations

     During 1999, the Company announced its intention to sell two business segments, the direct current electric motor business ("DC motors") and the battery charger business. In conjunction with that decision, the Company recorded a charge of $2.3 million ($3,561,000 less a tax benefit of $1,261,000) to recognize the expected loss on the sale of the net assets (including estimated losses through the disposal date) of one of these business segments. The Company has retained an investment banker to assist in the disposition of these businesses and expects to complete the sales during 2000.

     During 1997, the Company sold its welding equipment business segment unit for $7.5 million plus a commitment from the buyer to subsequently purchase certain inventory. In 1997, the Company recorded a $1.5 million loss on that sale ($2.5 million less a $1.0 million tax benefit).

     The DC motor, battery charger, and welding equipment businesses have been treated as discontinued operations. Prior year financial statements, including 1998 diluted earnings per share, have been restated to reflect these businesses as discontinued operations.

              Prestolite Electric Holding, Inc. and Subsidiaries

      Summary financial information related to those businesses is presented below (in thousands).

                                                                1999                 1998                 1997
                                                           --------------       --------------       --------------
Net Sales
     DC Motors                                                   $ 27,442             $ 27,621             $ 29,398
     Battery Chargers                                              17,778               18,090               16,717
     Welding Equipment                                                  -                    -               15,199
                                                           --------------       --------------       --------------
               Total                                             $ 45,220             $ 45,711             $ 61,314
                                                           ==============       ==============       ==============

Operating and other income (loss)
     DC Motors                                                   $ (1,308)            $    399             $  1,766
     Battery Chargers                                               2,647                3,015                2,101
     Welding Equipment                                                  -                    -                 (289)
                                                           --------------       --------------       --------------
               Total                                             $  1,339             $  3,414             $  3,578
     Provision for income taxes                                       456                1,160                1,237
                                                           --------------       --------------       --------------
               Income from discontinued operations               $    883             $  2,254             $  2,341
                                                           ==============       ==============       ==============

Depreciation and amortization (included in determining operating income above)
     DC Motors                                                   $  1,106             $  1,018             $    904
     Battery Chargers                                                 842                  801                  633
     Welding Equipment                                                  -                    -                  597
                                                           --------------       --------------       --------------
               Total                                             $  1,948             $  1,819             $  2,134
                                                           ==============       ==============       ==============

Net assets
     DC Motors                                                   $ 15,217             $ 14,575
     Battery Chargers                                               6,092                6,946
     Welding Equipment                                                274                  587
     Writedown-loss on property, plant
         and equipment held for disposal                           (3,561)
                                                           --------------       --------------
               Total                                             $ 18,022             $ 22,108
                                                           ==============       ==============

     The net assets of the DC Motors and Battery Charger segments at December 31, 1999 consist primarily of accounts receivable, inventory, fixed assets, investments in unconsolidated affiliates and intangible assets net of certain accounts payable and accrued liabilities related to these segments. The 1998 net assets of the Welding Equipment business primarily consist of unsold inventory and amounts due from the buyer, part of which was liquidated during 1999.

              Prestolite Electric Holding, Inc. and Subsidiaries

Note 3: Acquisitions

     On January 15, 1999, the Company acquired a remanufacturing business unit from Roberts Generator for $2.9 million. This business unit operates as Roberts Remanufacturing and rebuilds alternators and starter motors for specialty applications. This acquisition was accounted for under the purchase method and goodwill recorded for this acquisition was $1.1 million.

     On January 22, 1998 Prestolite acquired the heavy-duty products division of Lucas Industries, plc. (a U. K. corporation), Lucas South Africa and Lucas Indiel Argentina S. A. (collectively referred to as "the Lucas Businesses"). The Lucas Businesses primarily manufacture alternators and starter motors for the truck, bus and automotive markets in the United Kingdom, continental Europe, South America and South Africa. The purchase price was as follows (in thousands):


Fair value of assets acquired                                       $ 86,052
Fair value of liabilities acquired                                   (44,852)
Goodwill (excluding acquisition costs)                                 2,744
                                                                    --------
     Purchase price, including repayment of $3,393 of debt            43,944

Cash acquired                                                         (2,858)
                                                                    --------
     Purchase price, net of cash acquired                             41,086
Assumption of Lucas Argentina debt                                     3,227
                                                                    --------
                                                                    $ 44,313
                                                                    ========

     In addition, the Company purchased $1.4 million of inventory from Lucas during 1998 and agreed to pay up to $4.1 million for certain accounts receivable as they are collected ($187,000 and $1,074,000 collected in 1999 and 1998, respectively, and $2.8 million due Lucas as of December 31, 1999). Prestolite also agreed to pay Lucas up to $6.6 million if certain operating targets are achieved in Argentina in 1999 and 2000 and up to $4.9 million if certain fully reserved receivables are collected. The operating target was not achieved in 1999 and no amounts have been recorded for any future additional payments, as management believes that further payments are not probable. Any future payments will be recorded as an adjustment to the purchase price.

              Prestolite Electric Holding, Inc. and Subsidiaries

      The 1998 consolidated statement of operations includes a full year of operating results of the Lucas Businesses. Unaudited pro forma 1997 information as if the Lucas Businesses had been acquired on January 1, 1997 follows (in thousands):

                                                                   (Unaudited)

Net sales                                                             300,287
Loss from continuing operations before income taxes                    (1,198)
Net loss                                                               (2,357)
Loss per common share (basic and fully diluted the same)                (1.19)


Note 4: Summary of Significant Accounting Policies:

     a. Principles of Consolidation: The consolidated financial statements include the accounts of PEI and all subsidiaries in which the Company has financial and operating control. All intercompany accounts and transactions were eliminated in consolidation.

     b. Foreign Currency Translation: The assets and liabilities of foreign subsidiaries have been translated into U.S. dollars at the rates of exchange existing as of the balance sheet date. Revenues and expenses have been translated at the average monthly exchange rates. Translation adjustments are recorded as a separate component of stockholders' equity.

     c. Inventories: Inventories are stated at the lower of cost or market with cost being established by the last-in, first-out ("LIFO") method for substantially all inventory owned by domestic companies and by the first-in, first-out ("FIFO") method for all inventories owned by foreign subsidiaries and divisions. Approximately $34,469 and $30,976 of net inventories at December 31, 1999 and 1998, respectively, have been valued based on FIFO cost.

     d. Property, Plant and Equipment: Property, plant and equipment are stated at cost. Costs of maintenance and repairs are charged to operations when incurred; costs of renewals, betterments, and additions are capitalized. The cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and the gain or loss on disposition is recognized as income.

          Depreciation is computed on a straight-line basis over the estimated useful lives of the buildings and improvements (11 to 31) years and the machinery and equipment (3 to 10 years).

              Prestolite Electric Holding, Inc. and Subsidiaries

     e. Intangible Assets: Intangible assets are primarily comprised of financing costs and goodwill. At each balance sheet date, management assesses whether there has been impairment in the carrying value of intangible assets. This assessment is based on comparing amortization to anticipated undiscounted cash flows and operating income.

     f. Product Warranty Costs and Service Returns: Anticipated costs related to product warranty and service returns are provided for based upon management's estimate of such costs, after consideration of historical trends and sales of the products to which such costs relate.

     g. Engineering Expenses: Engineering costs are expensed as incurred and are included in selling, general, and administrative expenses. Total engineering expenses, including expenses of the discontinued businesses, for the years ended December 31, 1999, 1998, and 1997 were $6,583,000, $6,793,000, and $5,988,000, respectively. Included in these engineering expenses are research and development costs (as defined by Statement of Financial Accounting Standards No. 2) for the years ended December 31, 1999, 1998, and 1997 of $4,986,000,
          $5,415,000 and $4,947,000, respectively.

     h. Earnings per share: Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and potentially issuable common shares. Common stock equivalents are excluded from the diluted earnings per share calculation if a net loss is incurred for the period, as they would be anti-dilutive.

     i. Financial Instruments: The carrying amount of the Company's financial instruments, which includes cash, accounts receivable, accounts payable, and debt other than senior unsecured notes approximates their fair value at December 31, 1999 and 1998. The fair value of the senior unsecured notes was approximately $100 million at December 31, 1999. Fair values have been determined based on management estimates and information from market sources.

     j. Comprehensive Income: Comprehensive Income, a measure that reflect all non-owner changes in equity in addition to net income, consists of net income and foreign currency translation adjustments and is presented in the statement of stockholders' equity.

     k. Estimates: The preparations of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Prestolite Electric Holding, Inc. and Subsidiaries

Note 5: Earnings per Share ("EPS"):

        In computing income available to common stockholders, no adjustments were required to the amounts reported in the statement of income. Shares of common stock available and potentially issuable used in the computation are comprised of the following:

                                                                     1999        1998        1997
                                                                  ---------   ---------   ---------
     Average number of shares of common stock used
        in computing basic EPS                                    1,993,000   2,111,812   3,275,000
     Warrants, issuable for a nominal exercise price                  -           -         171,740
                                                                  ---------   ---------   ---------
              Used in computing basic EPS                         1,993,000   2,111,812   3,446,740
     Dilutive effect of stock options                                 -           -         181,280
                                                                  ---------   ---------   ---------
              Used in computing dilutive EPS                      1,993,000   2,111,812   3,628,020
                                                                  =========   =========   =========


          For 1999 and 1998, stock options were not considered in calculating dilutive earnings per share since the effect of inclusion would be anti-dilutive to earnings per common share from continuing operations.


Note 6: Inventories

     Inventories consist of the following at December 31 (in thousands of U.S. dollars):

                                                             1999        1998
                                                           --------    --------
     FIFO cost:
        Raw Material                                       $ 23,056    $ 22,008
        Work in Progress                                      7,420       6,800
        Finished Goods                                       23,351      18,205
                                                           --------    --------
       Total FIFO cost                                       53,827      47,013
     Adjustment to LIFO cost                                    990       1,106
     Reserves for excess and obsolescence                    (5,175)     (4,258)
                                                           --------    --------
                                                           $ 49,642    $ 43,861
                                                           ========    ========

              Prestolite Electric Holding, Inc. and Subsidiaries

Note 7: Investments

     Investments consist of the following at December 31 (in thousands):

                                                                         1999          1998
                                                                       --------      --------
        Ecoair Corp. (9.98% interest, at cost)                         $  2,570      $  2,000
        Auto Ignition, Ltd. (4% interest, at cost)                          582           589
                                                                       --------      --------
                                                                       $  3,152      $  2,589
                                                                       ========      ========


     The determination of fair value for these investments is not practicable.


Note 8: Intangible Assets

     Intangible assets consist of the following at December 31 (in thousands):

                                                                      1999         1998
                                                                    --------     --------
Goodwill (five to ten year amortization)                               7,099        6,187
Financing costs (ten year amortization)                                5,473        5,473
License fees (five year amortization)                                    770            -
                                                                    --------     --------
                                                                      13,342       11,660
Less accumulated amortization                                          2,434        1,175
                                                                    --------     --------

                                                                    $ 10,908     $ 10,485
                                                                    ========     ========

              Prestolite Electric Holding, Inc. and Subsidiaries

Note 9: Accrued Liabilities:

     Accrued liabilities consist of the following at December 31 (in thousands):

                                                                      1999             1998
                                                                    --------         --------
Accrued compensation                                                $  2,143         $  3,113
Accrued warranty                                                       3,846            4,791
Amount due related to investment                                           -            1,000
Accrued restructuring                                                    517            2,980
Accrued interest                                                       5,160            5,044
Amount due Lucas                                                       2,835            3,026
Other accrued liabilities                                              5,936            7,181
                                                                    --------         --------
                                                                    $ 20,437         $ 27,135

Less obligations of discontinued operations                            1,361            1,194
                                                                    --------         --------
                                                                    $ 19,076         $ 25,941
                                                                    ========         ========

Note 10: Debt

      Debt consists of the following at December 31 (in thousands):

                                                                        1999            1998
                                                                      --------        --------
        North America
           Revolving credit                                           $ 12,091        $  3,751
           Senior unsecured notes, 9.625%                              125,000         125,000
                                                                      --------        --------
             Total                                                     137,091         128,751
                                                                      --------        --------
        United Kingdom
           Overdraft facility                                            2,593           8,132
           Term loan                                                     6,409               -

        South Africa                                                       269             269

        Argentina                                                        3,160           2,120
                                                                      --------        --------
             Total                                                      12,431          10,521
                                                                      --------        --------
             Total term, revolving credit and subordinated debt        149,522         139,272

        Capital lease obligations                                        1,348           1,196
        Other                                                              256             284
                                                                      --------        --------
             Consolidated total                                        151,126         140,752
          Less current maturities                                       19,880           7,336
                                                                      --------        --------
             Consolidated long term debt                              $131,246        $133,416
                                                                      ========        ========

              Prestolite Electric Holding, Inc. and Subsidiaries

     On January 22, 1998, Prestolite issued $125 million of 9.625% (interest payable semiannually) unsecured senior notes. The senior notes are guaranteed on a senior unsecured basis by PEI. The proceeds were used to refinance existing debt, fund the acquisition of the Lucas businesses and to repurchase certain PEI securities. The notes mature on February 1, 2008, and are redeemable at the option of the Company, in whole or in part, beginning on February 1, 2003 at amounts from 104.8125% to 100% of the principal plus accrued and unpaid interest to the redemption date with the net proceeds of a public equity offering. In addition, in the event of a public equity offering, up to 35% of the notes may be redeemed prior to February 1, 2001 at 109.625% of the principal, plus accrued and unpaid interest to the redemption date.

     As a result of this refinancing, the company recorded an extraordinary item of $1,275,000 (net of taxes of $716,000), consisting of prepayment penalties, the write-off of unamortized financing costs related to the refinanced debt and the write-off of the unamortized discount on the subordinated debt.

     In connection with the issuance of the notes, the Company entered into new credit agreements in the U. S. and the U. K. The U. S. agreement consists of a $23 million revolving credit facility ($10.2 million available at December 31, 1999), including a $2 million letter of credit subfacility, which is advanced pursuant to a formula based on eligible accounts receivable and inventory levels. The borrowings are collateralized by all U. S. accounts receivable and inventories and mature on July 31, 2001. Interest is payable at the bank's prime rate (8.50 percent at December 31, 1999) or at the "London Late Eurodollar" rate plus 2.75 percent at the Company's option. In certain situations these rates are increased by 0.125 percent. The Company amended the credit agreement on February 28, 2000 to cure certain covenants effective December 31, 1999.

     The U.K. agreement allowed the Company to borrow up to (pound)7 million and was advanced based on eligible U.K. accounts receivable. In October 1999 the U.K. agreement was revised. The revised U.K. borrowing arrangement consists of a (pound)2 million fixed-rate term loan and a (pound)4.0 million overdraft facility which reduces in steps until it reaches (pound)2 million on November 30, 2000. Interest on the fixed rate loan is at 8.144% while interest on the floating-rate term loan and the overdraft facility is at the bank's base rate (5.625% at December 31, 1999) plus 1.25%. The term loans are repayable in sixty essentially equal monthly payments through January 2004 (fixed-rate) and November 2003 (floating-rate). The loans are collateralized by the Company's receivables and fixed assets in the United Kingdom. At December 31, 1999, both the term loans and (pound)1.6 million of the (pound)4.0 million overdraft facility had been drawn.

     In Argentina and South Africa, the Company has arrangements with several banks which allow its subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 15.5 percent to 16.0 percent at December 31, 1999. Total available credit in Argentina and South Africa at December 31, 1999 was approximately $5.1 million.

     The senior notes and credit facilities mentioned above contain various covenants including maintenance of certain financial ratios and limits on (a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements of common

              Prestolite Electric Holding, Inc. and Subsidiaries stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. The Company was in violation of certain covenants during 1999 and at December 31, 1999, which were cured as a result of amending the credit agreement.

      The Company anticipates paying a significant portion of the revolving debt from the proceeds of the anticipated sale of the discontinued businesses. The related debt, therefore, has been classified as current.

      Maturities of debt obligations at December 31 are as follows (in thousands):


               2000                               $   19,880
               2001                                    1,730
               2002                                    1,306
               2003                                    1,169
               2004                                    1,972
               Thereafter                            125,069
                                                  ----------

                                                  $  151,126
                                                  ==========

Note 11: Income Taxes:

     Income (loss) from continuing operations, before income taxes, consists of the following (in thousands):

                                                               1999                 1998                 1997
                                                          ----------------     ----------------     ----------------
United States                                                   $   (5,740)            $ (6,916)             $     -
Foreign                                                              1,259                6,852                1,259
                                                          ----------------     ----------------     ----------------

                                                                $   (4,481)             $   (64)             $ 1,259
                                                          ================     ================     ================

               Prestolite Electric Holding, Inc. and Subsidiaries

The components of income tax related to continuing operations are as follows (in thousands):

                                                               1999                 1998                 1997
                                                          ----------------     ----------------     ----------------
United States
   Current                                                       $    (359)             $   400              $     -
   Deferred                                                         (1,590)              (2,720)                (107)
   Increase (decrease) in valuation reserve                              -                    -                 (196)

Foreign
   Current                                                           1,292                1,783                  247
   Deferred                                                            752                  747                  202
   Increase (decrease) in valuation reserve                              -                  138                  489

State and local
                                                                       198                  337                  315
                                                          ----------------     ----------------     ----------------

                                                                  $    293              $   685              $   950
                                                          ================     ================     ================

A reconciliation of the U. S. statutory tax rate to the effective tax rate is as follows:

                                                                1999                 1998                 1997
                                                           ---------------      ---------------      ---------------
Statutory Rate                                                          34%                34.0%                34.0%
Change in valuation reserve                                            0.0               (214.6)                23.2
State and local, net of federal benefit                               (4.4)              (350.2)                13.7
Difference in foreign tax rates                                        4.1               (183.2)                 0.0
Permanent difference                                                  (4.4)              (183.2)                 0.0
NOLs not benefitted                                                  (33.6)                 0.0                  0.0
Other                                                                 (2.2)              (172.7)                 4.6
                                                           ---------------      ---------------      ---------------

    Effective tax rate                                                 6.5%             (1069.9%)               75.5%
                                                           ===============      ===============      ===============

               Prestolite Electric Holding, Inc. and Subsidiaries

      The major components of deferred taxes (stated on an after tax basis) on the balance sheet are as follows (in thousands):

                                                                                     1999                 1998
                                                                                ----------------     ----------------
Accrued tax benefit carryforwards                                                      $  17,087             $ 18,877
Assets of discontinued operations                                                          1,214                    -
Current liabilities                                                                        1,585                2,424
Accounts receivable                                                                          724                  633
Inventories                                                                                 (688)                (641)
Property, plant and equipment                                                             (1,984)                (906)
Pension liability                                                                           (561)                (569)
Other                                                                                      1,840                  399
Valuation reserve                                                                        (14,927)             (17,081)
                                                                                ----------------     ----------------

                                                                                       $   4,290             $  3,136
                                                                                ================     ================

     PEI has net operating loss ("NOL") carryforwards at December 31, 1999 for U.S. tax reporting purposes of approximately $17.4 million and approximately $574,000 of alternative minimum tax benefit and $454,000 of foreign tax credit carryforwards. The NOLs in the U.S. expire beginning in 2006. The Argentina subsidiary has NOL carryforwards at December 31, 1999 of approximately $31.9 million, which expire in 2000 through 2004. The valuation reserve represents a full reserve against the net deferred tax asset position of the Argentina operation and a reserve against the U.S. foreign tax credit, as management believes that realization of these benefits is not probable.

     The Company has not provided deferred income taxes on undistributed earnings of its foreign subsidiaries (approximately $6.7 million) since all amounts are considered to be permanently invested.

Note 12: Employee Benefit Plans

     The Company has retirement savings plans for substantially all of its United States employees. These retirement savings plans have cash or deferred salary arrangements and include an option for matching contributions by the Company. The Company's matching contributions to these plans were $635,000, $653,000 and $699,000 for 1999, 1998, and 1997, respectively.

     The Company also has defined benefit plans that cover certain former
United States employees. Benefits under these defined plans are based on years of service. The Company's funding policy is to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company's subsidiaries in the U.K. and South Africa provide benefits based on the employee's earnings. The Company's funding policy is to meet the minimum funding requirements imposed by current statutes or tax regulations.

              Prestolite Electric Holding, Inc. and Subsidiaries

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the United States defined benefit plans at December 31, 1999 and 1998, based upon most recent actuarial valuations (December, 31, 1999 and 1998), (in thousands):

                                                                            1999        1998
                                                                           ------      ------
Change in benefit obligation
   Benefit obligation at beginning of year                                  3,079       2,927
   Service cost                                                                12          12
   Interest cost                                                              218         211
   Actuarial (gain) loss                                                     (330)        118
   Benefits paid                                                             (194)       (189)
                                                                           ------      ------
      Benefit obligation at end of year                                     2,785       3,079
                                                                           ------      ------

Change in plan assets
   Fair value of plan assets at beginning of year                           2,685       2,429
   Actual return on plan assets                                               307         351
   Employer contributions                                                     260          94
   Benefits paid                                                             (194)       (189)
                                                                           ------      ------
Fair value of plan assets at end of year                                    3,058       2,685
                                                                           ------      ------

Funded status                                                                 273        (394)
Unrecognized net actuarial gain                                              (484)        (68)
                                                                           ------      ------
Accrued benefit cost                                                       $ (211)     $ (462)
                                                                           ======      ======

Weighted-average assumptions as of December 31
   Discount rate                                                             8.40%       7.25%
Expected return on plan assets                                               8.00%       8.00%
Rate of compensation increase                                                   -           -

                                                                         Pension benefits
                                                                  ----------------------------
                                                                   1999       1998       1997
                                                                  ------     ------     ------
Components of net periodic benefit cost
   Service cost                                                   $   12     $   12     $   13
   Interest cost                                                     218        211        209
   Expected return on plan assets                                   (222)      (195)      (176)
                                                                  ------     ------     ------
      Net periodic benefit cost                                   $    8     $   28     $   46
                                                                  ======     ======     ======

              Prestolite Electric Holding, Inc. and Subsidiaries

The following provides a reconciliation of benefit obligations, plan assets and funded status of the U.K. and South Africa defined benefit plans at December 31, 1999 and 1998, based upon the most recent actuarial valuations (December 31, 1999 and 1998), (in thousands):

                                                                                            1999                 1998
                                                                                          --------             --------
Change in benefit obligation
   Benefit obligation at beginning of year                                                $ 15,618             $  9,525
   Service cost                                                                              2,254                1,992
   Interest cost                                                                             1,824                  998
   Plan participants' contributions                                                          1,081                1,071
   Actuarial (gain) loss                                                                      (308)                 297
   Acquisition                                                                              13,594                2,657
   Benefits paid                                                                              (901)                (922)
                                                                                          --------             --------
     Benefit obligation at end of year                                                      33,162               15,618
                                                                                          --------             --------

Change in plan assets
   Fair value of plan assets at beginning of year                                           17,425               12,262
   Actual return on plan assets                                                              5,225                 (514)
   Acquisition                                                                              13,594                3,998
   Employer contribution                                                                     1,677                1,530
   Plan participants' contributions                                                          1,084                1,071
   Benefits paid                                                                              (901)                (922)
                                                                                          --------             --------
     Fair value of plan assets at end of year                                               38,104               17,425
                                                                                          --------             --------

Funded status                                                                                4,942                1,807
Unrecognized transition asset                                                                 (828)                (957)
Unrecognized prior-service cost                                                                391                  444
Unrecognized actuarial (gain) / loss                                                        (3,085)                 236
                                                                                          --------             --------
      Prepaid benefit cost                                                                $  1,420             $  1,530
                                                                                          ========             ========

Weighted-average assumptions as of December 31
   Discount rate                                                                           5.5%-12%               7%-12%
   Expected return on plan assets                                                          6.5%-12%               8%-12%
   Rate of compensation increase                                                         3.5%-10.5%             5%-10.5%

              Prestolite Electric Holding, Inc. and Subsidiaries

                                                                      Pension benefits
                                                              --------------------------------
                                                                1999         1998        1997
                                                              --------     --------     ------
Components of net periodic benefit cost
   Service cost                                               $  2,254     $  1,992     $  480
   Interest cost                                                 1,824          998        693
   Expected return on plan assets                               (2,154)      (1,482)      (876)
   Amortization of transition (asset) obligation                  (129)        (129)      (129)
   Amortization of prior-service cost                               53           53         53
   Recognized net actuarial loss                                   (62)         (89)      (121)
                                                              --------     --------     ------
      Net periodic benefit cost                               $  1,786     $  1,343     $  100
                                                              ========     ========     ======


Note 13: Leases

     The Company leases certain office and manufacturing facilities, data processing equipment and automobiles under long-term operating lease agreements. In the current year, the Company entered into capital leases for certain manufacturing and engineering equipment and improvements related to real property. The leases expire on various dates through 2006. The following are schedules of future minimum lease payments for operating and capital leases (with terms in excess of one year) at December 31, 1999 (in thousands):

                    Operating leases:
                    2000                                 $  2,101
                    2001                                    1,735
                    2002                                    1,396
                    2003                                    1,307
                    2004                                      960
                    Thereafter                              1,517
                                                         --------
                                                         $  9,016
                                                         ========

     Rent expense for operating leases of continuing operations was $1,330,750, $1,630,460 and $2,402,703 for the years ended December 31, 1999, 1998 and 1997, respectively.

              Prestolite Electric Holding, Inc. and Subsidiaries

     Scheduled payments on capital leases as of December 31, 1999 were (in thousands):


            Capital Leases
            2000                                          $   546
            2001                                              522
            2002                                              387
            2003                                               52
            2004                                               29
            Thereafter                                         81
                                                       ----------

               Total minimum lease payments               $ 1,617
            Less: Imputed interest                            269
                                                       ----------

          Present value of net minimum lease payments     $ 1,348
                                                       ==========

     The book value, as of December 31, 1999, of equipment under capital leases was $1,339,000, which is net of amortization of $1,314,000.

Note 14: Stock Options and Warrants:

     PEI has established a stock option plan for certain designated employees. The Company has reserved 350,280 shares for the plan. Options issued have exercise prices of $5.00 to $22.00 per share, and no options have been exercised. Options generally vest 20 percent per year over five years but may not be exercised until 90 days following the effective date of a registration statement under the Securities Act of 1933 or upon receipt by PEI of a legal opinion that registration is not required. The exercise date may be accelerated upon a change of control of the Company. The options expire 10 years from the date of grant.

               Prestolite Electric Holding, Inc. and Subsidiaries

     The changes in stock options outstanding for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                                          Weighted
                                                                                                          average
                                                                                                          exercise
                                                                                     Options               price
                                                                                  --------------       --------------
Outstanding at January 1, 1997                                                           361,400              $  6.20
Forfeited                                                                                (51,500)                5.90
                                                                                  --------------       --------------

Outstanding at December 31, 1997                                                         309,900              $  6.25
                                                                                  ==============       ==============

Granted                                                                                   95,500                18.86
Forfeited                                                                                (12,100)                7.80
Repurchased                                                                             (123,960)                5.31
                                                                                  --------------       --------------

Outstanding at December 31, 1998                                                         269,340              $ 11.10
                                                                                  ==============       ==============

Granted                                                                                   51,000                22.00
Forfeited                                                                                 (4,900)               20.46
Repurchased                                                                                 (600)               18.86
                                                                                  ==============       ==============

Outstanding at December 31, 1999                                                         314,840              $ 12.71
                                                                                  ==============       ==============

Exercisable at December 31, 1999                                                               -                    -
                                                                                  ==============       ==============

Vested at December 31, 1999                                                              205,680              $  9.76
                                                                                  ==============       ==============

     Information with respect to stock options outstanding at December 31, 1999 follows:

                                                                                  Average
                                                            Options               remaining
                        Exercise                         Outstanding at           contractual
                          Price                        December 31, 1999          life (years)
                      -------------            ----------------------------       --------------
                          $ 5.00                                  59,840                2.0
                            6.25                                  20,400                4.0
                            8.25                                  94,600                5.6
                           18.86                                  90,500                8.3
                           22.00                                  49,500                9.4
                                                     -------------------
                                         Total                   314,840
                                                     ===================

               Prestolite Electric Holding, Inc. and Subsidiaries

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, " Accounting for Stock issued to Employees" ("APB 25") in accounting for its stock option plans.

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

     Principal assumptions used in calculating the pro forma information were as follows (no options were issued in 1997):

                                                                           1999                 1998
                                                                      ----------------     ---------------
          Risk-free interest rates                                              5.90%               4.73%
          Expected life, in years                                               7.00                7.00
          Expected volatility                                                      -                   -
          Expected dividend yield                                                  -                   -
          Weighted average fair value of options granted                      $22.00              $18.86

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                               1999              1998              1997
                                                           -------------     -------------     -------------
        Net income (loss), as reported                        $ (6,191)            $  230            $1,150

        Net income (loss), pro forma                            (6,415)               145             1,094

        Earnings per common share, as reported
          Basic                                               $  (3.11)            $ 0.11            $ 0.33
          Diluted                                             $  (3.11)            $ 0.11            $ 0.32

        Earnings per common share, pro forma
          Basic                                               $  (3.22)            $ 0.07            $ 0.32
          Diluted                                             $  (3.22)            $ 0.07            $ 0.30

               Prestolite Electric Holding, Inc. and Subsidiaries

     The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Note 15: Related Party Transactions:

     The Company has a management consulting agreement with Genstar Investment Corporation ("GIC"), an affiliate of Genstar. Under the agreement, the Company pays GIC a management consulting fee. For the years ended December 31, 1999, 1998 and 1997, $900,000, $900,000 and $800,000, respectively, were charged to operations under this agreement. At both December 31, 1999 and 1998, $225,000 of these fees were accrued and unpaid.

Note 16: Litigation and Claims:

     Various legal actions and claims are pending or may be instituted or asserted in the future against the Company. The outcome of individual matters is not predictable at this time. The potential aggregate amount of liability at December 31, 1999 and 1998 with respect to these matters cannot be ascertained; however, management believes that any resulting unrecorded liability would not materially affect the future consolidated financial statements of the Company.

     The Company records a liability for environmental remediation costs when a clean-up program becomes probable and the costs can be reasonably estimated. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements.

Note 17: Restructuring Charge:

     During 1999, the company announced restructuring plans related primarily to its operations in Argentina and the U.S. Technical Center in Ann Arbor, Michigan. During 1998, the company had announced restructuring plans in the United Kingdom and Argentina. All costs related to the plans are for employee severance, and that portion of the cost related to the acquired Lucas Businesses was recorded as a liability assumed as of the date of acquisition. The following is a summary of the restructuring (in thousands):

                                                                                  1999                 1998
                                                                                ---------            ---------
Beginning balance                                                               $   2,980            $       -
Severance cost related to the acquired Lucas Business                                   -                7,127
Severance cost charged to operations                                                  450                  711
Payments                                                                           (2,913)              (4,858)
                                                                                ---------           ----------
     Ending balance                                                             $     517           $    2.980
                                                                                =========           ==========

              Prestolite Electric Holding, Inc. and Subsidiaries

Note 18:  Segment Reporting

      The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those describe in the summary of significant accounting policies in Note 4.

      The Company operates in four principal geographic areas. Sales in South Africa and Argentina consist largely of products for the automotive market while sales of products in the United States and United Kingdom consist largely of products for non-automotive application. Sales between geographic segments and between operating segments are priced at cost plus a standard markup.

      Sales to external customers, based on country of origin, is as follows (in thousands):

                                                 North            United                       South
                                                America          Kingdom        Argentina      Africa        Other         Total
                                            ----------------- --------------- -------------- ------------ -------------- -----------
Sales to external customers, based
   on country of domicile
      1999                                      $ 107,889        $ 56,574       $ 37,299      $ 12,220                 $ 213,982
      1998                                        102,513          65,768         56,030        12,779                   237,090
      1997                                        104,053          21,532              -             -                   125,585

Sales to external customers, based
   on location of customers
      1999                                      $ 102,748        $ 57,266       $ 37,678       $ 9,974     $   6,316   $ 213,982
      1998                                        100,096          62,465         55,766        10,626         8,137     237,090

Long-lived assets:
      1999                                       $ 17,701        $ 20,722        $ 7,333       $ 2,114                  $ 47,870
      1998                                         16,912          22,095          8,296         2,160                    49,463
      1997                                         16,501           3,222              -             -                    19,723

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

              Prestolite Electric Holding, Inc. and Subsidiaries

In accordance with SFAS No. 131, the operating results for the years ended December 31, 1999, 1998 and 1997 are summarized by operating segment (in thousands of U.S. dollars) below:

                                                      Heavy          Electric
                                                      Duty           Vehicle        Automotive
                                                     Systems         Systems         Systems        Unallocated
                                                     Division        Division        Division          Costs            Total
                                                  ---------------- -------------- --------------- ---------------  ---------------
Sales to external customers:
      1999                                          $ 133,799       $ 30,664        $ 49,519       $      -          $213,982
      1998                                            135,626         32,655          68,809              -           237,090
      1997                                             90,381         35,204                                          125,585

EBITDA:
      1999                                             20,249          3,888           3,081       $ (4,942)           22,276
      1998                                             21,180          5,095           6,437         (6,503)           26,209
      1997                                             10,978          6,144                         (6,515)           10,607

A reconciliation of EBITDA to income from continuing operations before income taxes follows (in thousands of U.S. dollars):

                                                                         1999                   1998                  1997
                                                                    ----------------       ---------------       --------------
EBITDA for reporting segments                                          $      22,276          $     26,209         $     10,607
Depreciation and amortization                                                 10,489                 9,967                3,964
Restructuring, redundancy and option repurchase costs                            452                 2,812
Interest expense                                                              15,816                13,494                5,384
                                                                    ----------------       ---------------       --------------
Income (loss) from continuing operations before income taxes           $      (4,481)         $        (64)        $      1,259
                                                                    ================       ===============       ==============

              Prestolite Electric Holding, Inc. and Subsidiaries

Note 19:  Summary of Prestolite Electric, Incorporated


      Summary consolidated financial information of Prestolite Electric Incorporated follows (in thousands):

                                                      1999               1998                1997
                                                 ---------------    ----------------    ---------------
Statement of operations:

    Net sales                                      $    213,982        $    237,090        $   125,585
    Gross profit                                         41,918              48,431             24,754
    Income from continuing operations
      before extraordinary loss                          (4,524)               (102)             1,248
    Net income                                           (6,234)                192              1,139

Balance sheet:

    Current assets                                       97,398              92,906
    Noncurrent assets                                    84,658              90,867
    Current liabilities                                  63,223              56,247
    Noncurrent liabilities                              135,230             136,506
    Stockholders' equity                                (16,397)             (8,980)

                                                                     SCHEDULE II

                        PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                                VALUATION AND QUALIFYING ACCOUNTS
                                          (in thousands)

                                                                       Additions
                                                         ---------------------------------
                                             Balance at    Reserves    Charge to  Charged                   Balance at
                                             Beginning     Added w/    Costs and  to Other                      End
                                             of Period   Acquisitions   Expenses  Accounts  Deductions (1)   of Period
                                             ----------  ------------  ---------  --------  --------------  ----------
Allowance for Doubtful Accounts:
Year ended December 31, 1999                    $ 2,933                  $ 1,356               $  1,920        $ 2,369
Year ended December 31, 1998                    $ 1,969       $ 1,042    $ 1,639               $  1,717        $ 2,933
Year ended December 31, 1997                    $ 1,657                  $   788               $    476        $ 1,969
Year ended December 31, 1996                    $ 1,281                  $   819               $    443        $ 1,657
Year ended December 31, 1995                    $ 1,111                  $   756               $    586        $ 1,281


Reserve for Inventory Obsolescence:
Year ended December 31, 1999                    $ 4,258                  $ 2,230               $  1,313        $ 5,175
Year ended December 31, 1998                    $ 2,986       $ 2,204    $ 1,279               $  2,211        $ 4,258
Year ended December 31, 1997                    $ 3,309                  $   474               $    797        $ 2,986
Year ended December 31, 1996                    $ 3,028                  $   802               $    521        $ 3,309
Year ended December 31, 1995                    $ 2,937                  $   508               $    417        $ 3,028

--------------------------------------------


     (1) Deductions related to the allowance for doubtful accounts relate to the write-off of uncollectable accounts and to changes to the reserves for the return of used parts. Deductions related to inventory obsolescence relate primarily to the disposal of obsolete inventory.

     Item 9.  Changes in and Disagreements with Accountants

           None.

                                   PART III

Item 10.   Directors and Executive Officers

     The following table sets forth certain information as of December 31, 1999, with respect to our executive officers and directors:

               Name           Age                  Position
                              ---
P. Kim Packard                61    President, Chief Executive Officer and
                                     Director
Kenneth C. Cornelius          55    Senior Vice President, Chief Financial
                                     Officer and Secretary
Dennis P. Chelminski          47    Controller, Treasurer and Assistant
                                     Secretary
Michael Lea                   56    Vice President and Division President, Heavy
                                     Duty Products Division
I. Conrad Schwab              58    Vice President and Division President,
                                     Electric Vehicles Systems Division
Richard D. Paterson (a)(b)    57    Chairman of the Board and Director
Ross J. Turner (b)            69    Director
John A. West (a) (b)          72    Director

_______________________
(a) Member of audit committee
(b) Member of compensation committee

     Kim Packard began service as our President, Chief Executive Officer and a director in December 1991. Previously, Mr. Packard was President and Chief Operating Officer of Hobart Brothers Company of Troy, Ohio for six years and prior to that President of Warner & Swasey and an officer or executive of various divisions of Allied/Bendix. He also served in various marketing, sales and executive capacities with GTE Sylvania. Mr. Packard holds a B.S. in electrical engineering from Pennsylvania State University and an M.S. from the Massachusetts Institute of Technology, where he was a Sloan Fellow. He is also a director of Kurz-Kasch Corporation, Dayton, Ohio.

     Kenneth C. Cornelius began service as our Vice President and Chief Financial Officer in August 1992 and has been our Secretary since 1993. Previously, he was Chief Financial Officer with M-C Industries for three years after spending 17 years with Maremont Corporation in various financial positions, including eight years as Vice President and Chief Financial Officer. Mr. Cornelius holds a B.A. from Carleton College and an M.B.A. from the University of Michigan.

     Dennis P. Chelminski began service as our Controller, Treasurer and Assistant Secretary in February 1992. He held the position of our Chief Accounting Officer from October 1991 to February 1992 and was our Manager of Financial Analysis under our prior ownership. Prior to 1986, he held various financial positions with Eltra Corporation and Allied-Signal Corporation. Mr. Chelminski holds a B.S. in accounting from the University of Toledo and is a C.P.A.

     Michael Lea began service as our Vice President and Managing Director of our United Kingdom subsidiary in December 1993. He had previously been Sales and Marketing Director of Polypenco Ltd. From 1977 to 1990 he served in various positions with GKN, leading to Managing Director of GKN Composites Ltd. Mr. Lea is a Chartered Engineer holding Bachelor of Technology in Metallurgy and Doctor of Philosophy in Engineering degrees from Brunel University in West London, England.

     I. Conrad Schwab began service as Vice President and Division President of our Prestolite Power Division in conjunction with our acquisition of two product lines from Hobart Brothers Company in February 1996. He joined Hobart in 1988 as General Manager of the Ground Power Division. He was formerly General Manager, Personal Aircraft, at Piper Aircraft, Director of Business Development for Fiat-Allis and served in various positions for Firestone in Europe. He received a B.A. in Biological Science from Johns Hopkins University, did graduate studies at the University of Tubingen in Germany and received a Master of Foreign Trade from the American Graduate School of International Management.

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

     Ross J. Turner has been a director since 1991. Mr. Turner has been Chairman of the board of directors of Genstar Investment Corporation since 1987 and was a director of Genstar Capital Corporation from 1988 through August 1995. Mr. Turner is a director of Rio Algom Limited in Canada and Blue Shield of California in the United States. In addition, he is currently a director of a number of privately held corporations.

     John A. West has been a director since 1991. Mr. West has been Executive Vice President and a director of Genstar Investment Corporation, an affiliate of Genstar Capital Corporation, since 1987 and was a director of Genstar Capital Corporation from 1988 through August 1995. In addition, he is currently a director of a number of privately held corporations.

     Directors are elected annually to serve until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are appointed by, and serve at the discretion of, our board of directors. None of the executive officers or directors is related by blood, marriage or adoption to any other executive officer or director.

Item 11.  Executive Compensation

      The following table summarizes all compensation paid for the years ended December 31, 1999 and 1998 to the Chief Executive Officer and the four other highest compensated executive officers who were serving executive officers at December 31, 1999:

                                                                        Other Annual     Long-Term        All Other
      Name and                                                          Compensation    Compensation     Compensation
Principal Position            Year       Salary ($)     Bonus ($)(a)      ($) (b)        Awards (c)        ($) (d)
                              ----      -----------    -------------      -------        ----------        -------
P. Kim Packard                1999          405,000              -           -               -                 16,192
 President and                1998          377,192          185,000         -               -              1,339,628
 Chief Executive Officer

Kenneth C. Cornelius          1999          192,054              -           -               -                  9,507
 Senior Vice President        1998          184,354           65,300         -               -                205,121
 Chief Financial Officer

I. Conrad Schwab              1999          157,027              -           -               -                  5,165
 Vice President and           1998          155,388           51,600         -               -                 47,420
 Division President
 Electric Vehicles
 Systems Division

Michael Lea                   1999          150,577              -           -               -                 14,785
 Vice President and           1998          125,021           55,900         -               -                161,941
 Division President
 Worldwide Heavy
 Duty Products Division

Dennis P. Chelminski          1999          112,038              -           -               -                  7,626
 Treasurer/Controller         1998          105,585           22,400         -               -                119,274

-----------------

(a) Amounts in 1998 reflect bonuses earned during 1998 but paid during 1999. No payments are scheduled in 2000 for amounts earned in 1999.

(b) Other annual compensation in the form of perquisites and other personal benefits has been omitted where aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the officer for the year.

(c) The company did not make any long-term incentive awards to any of these officers in 1998 or 1999.

(d) Amounts in 1998 and 1999 reflect premiums paid for life insurance coverage in excess of $50,000 and contributions by us pursuant to our 401(k) and one other pension plan. In 1998 the amounts shown also reflect payments in connection with a repurchase of shares and options to purchase shares. See Item
13. "Certain Relationships and Related Transactions - The Recapitalization." Also includes for Messrs, Packard, Cornelius and Chelminski in 1998 and 1999 interest on deferred compensation (Mr. Packard - $7,500; Mr. Cornelius - $2,500; Mr. Chelminski - $3,500) payable pursuant to a Deferred Compensation Agreement between us and each of Messrs. Packard, Cornelius and Chelminski.

                       Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning the grant of stock options during the fiscal year.

                            Number of     % of Total                                          Potential Realization
                            Securities      Options                                         Value at Assumed Rates of
                            Underlying    Granted to     Exercise Price                    Stock Price Appreciation for
                             Options      Employees          per           Expiration             Option Term (b)
                                                                                                ------------------
      Name                   Granted       in 1999         Share (a)          Date              5%              10%
      ----                   -------       -------         ---------          ----         ----------------------------
P. Kim Packard                15,000        28.8%           $22.00         5/20/2009          207,535          525,935
Kenneth C. Cornelius           5,000         9.6             22.00         5/20/2009           69,178          175,312
I. Conrad Schwab               4,000         7.7             22.00         5/20/2009           55,343          140,249
Michael Lea                    5,000         9.6             22.00         5/20/2009           69,178          175,312
Dennis P. Chelminski           1,500         2.9             22.00         5/20/2009           20,754           52,594

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


               Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

     The following table summarizes the exercise of options during the year ended December 31, 1999 and number and value of all unexercised options held by certain executive officers as of December 31, 1999.

                                Shares                         Number of Securities            Value of Unexercised
                              Acquired on    Value            Underlying Unexercised           In-The-Money Options
                               Exercise     Realized           Options at FY-End (#)             at FY-End ($) (a)
      Name                       (#)          ($)          Exercisable    Unexercisable     Exercisable   Unexercisable
      ----                       ---          ---
P. Kim Packard                    -            -               101,700           52,200       1,539,582         244,128
Kenneth C. Cornelius              -            -                15,080           18,020         191,681          90,750
I. Conrad Schwab                  -            -                 4,260           11,440          43,933          43,733
Michael Lea                       -            -                10,560           15,740         128,648          81,469
Dennis P. Chelminski              -            -                 8,820            6,180         125,436          33,793

(a) Value is based upon the fair market value of our common stock as of December 31, 1999 as determined by our board of directors, minus the exercise price. Fair market value was determined by our board of directors and was based upon our historical and projected financial performance.

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

Employment Agreements

     We have entered into agreements with each of Messrs. Packard, Cornelius, Schwab, Lea and Chelminski. The agreements with Messrs. Packard, Cornelius, Schwab and Lea provide that if the employee's employment is terminated for any reason other than by the employee voluntarily except in the event of a substantial diminution in responsibilities, for cause (as defined in the respective employment agreements) or as a result of death or disability, the terminated individual shall receive for a period of one year following the date of termination the then-current salary and benefits that the employee would otherwise have been entitled to receive (except for Mr. Packard who would receive two years salary and benefits).

     Each of the agreements provides that if the employee's employment is terminated within twelve months following a change of control (as defined in the respective employment agreements) for any reason other than for cause, the respective individual would be entitled to receive an additional one year period (six months for Mr. Chelminski) of salary and benefits following the expiration of the salary and benefits the employee is entitled to receive in the event of termination for any other reason.

     Any benefits payable under the agreements, absent mutual agreement of the parties, will be payable at such time and in such manner as if the employee remained employed, and such benefits, if any, shall continue notwithstanding re-employment and/or death of the employee following termination of employment.

1991 Option Plan

     In 1991, the PEI Holding, Inc. Management Stock Option Plan was adopted. The Management Stock Option Plan is designed to provide an incentive to those designated employees to continue in their employment and to increase their efforts for our success. The designated employees are selected in the sole discretion of the compensation committee of our board of directors. As of December 31, 1999, an aggregate of 350,280 shares of our common stock were reserved for issuance under the Management Stock Option Plan.

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

     If the recipient is terminated without cause (as defined in the agreement) or for permanent disability or death then all unvested options are terminated and canceled on the date of termination. Within 30 days of termination we may make a cash payment to the recipient in the amount of the excess of the fair market value of the common stock subject to such options over the exercise price for such shares, or make such other decisions with respect to such options as in our sole discretion. If the recipient is terminated for cause then all options, both vested and unvested, are canceled.

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

     As of December 31, 1999, options to purchase an aggregate of 314,840 shares of Common Stock at prices from $5.00 to $22.00 were outstanding under the Management Stock Option Plan.


     Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2000 by each person or entity known by us to own beneficially 5% of more of our common stock, each director and certain of our executives officers and all executive officers and directors as a group. As of March 15, 2000, there were 1,993,000 shares of our common stock outstanding.

                                                                                               Shares
                                                                                               -------
                                                                                          Beneficially Owned
                                                                                          -------------------
Name                                                                                  Number (a)     Percent (a)
----                                                                                  ----------     -----------
Genstar Capital Corporation (b)                                                        1,920,000            96.3
  Scotia Plaza, Suite 4900
  40 King Street West
  Toronto, Ontario M54 4AA Canada
P. Kim Packard (c)                                                                       132,600             6.3
  c/o Prestolite Electric Incorporated
  2100 Commonwealth Blvd.
  Ann Arbor, Michigan 48105
Kenneth C. Cornelius (d)                                                                  29,060             1.4
Dennis P. Chelminski (e)                                                                  18,940               *
I. Conrad Schwab (f)                                                                      15,400               *
Michael Lea (g)                                                                           23,820             1.2
Richard D. Paterson (h)                                                                   89,280             4.5
Ross J. Turner (h)                                                                        89,280             4.5
John A. West (h)                                                                          89,280             4.5
All executive officers and directors as a group (9 persons) (i)                          309,100            14.3

_________________
*  Less than 1%

(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2000, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(b) Genstar Capital Corporation's shares are held of record by The Royal Trust Company, a licensed trust company in Canada, that holds the shares for the benefit of Genstar Capital Corporation, its preferred shareholders and Genstar Investment Corporation.

(c) Consists of 17,000 shares of common stock and 115,600 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2000. Does not include 38,300 shares issuable upon exercise of options which vest more than 60 days after March 15, 2000.

(d) Consists of 8,000 shares of common stock and 21,060 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2000. Does not include 12,040 shares issuable upon exercise of options which vest more than 60 days after March 15, 2000.

(e) Consists of 8,000 shares of common stock and 10,940 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2000. Does not include 4,060 shares issuable upon exercise of options which vest more than 60 days after March 15, 2000.

(f) Consists of 8,000 shares of common stock and 7,400 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2000. Does not include 8,300 shares issuable upon exercise of options which vest more than 60 days after March 15, 2000.

(g) Consists of 8,000 shares of common stock owned by Mrs. Rhonda Lea, Mr. Lea's wife, as to which Mr. Lea may be deemed to be beneficial owner and 15,820 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2000. Does not include 10,480 shares issuable upon exercise of options which vest more than 60 days after March 15, 2000.

(h) Consists of 89,280 shares of common stock indirectly owned by Genstar Investment Corporation by virtue of Genstar Investment Corporation's ownership in Genstar Capital Corporation, as to which Messrs. Paterson, Turner and West may be deemed to be beneficial owners. Excludes the remaining shares of Common Stock owned by Genstar Capital Corporation as to which Messrs. Paterson, Turner and West disclaim beneficial ownership. See Item 13. "Certain Relationships and Related Transactions-GIC Management Agreement." Genstar Capital Corporation owns approximately 83.1% of our common stock on a fully-diluted basis.

(i) Amount shown includes an aggregate of 172,020 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2000. Does not include an aggregate of 76,480 shares issuable upon exercise of options which vest more than 60 days after March 15, 2000.


Item 13.  Certain Relationships and Related Transactions

     Set forth below is a summary of certain agreements and arrangements, as well as other transactions with related parties which took place during the 1998 fiscal year.

The Recapitalization

     In connection with the offering of our senior notes in January 1998, we effected a series of transactions that resulted in our recapitalization, including the purchase of our securities from our security holders for an aggregate purchase price of approximately $29.7 million. Shares of common stock were purchased by a limited liability company affiliated with us, and options to purchase common stock were purchased by us. Purchase prices were equal to $18.86 per share of common stock and a price per option equal to $18.86 per share of common stock issuable upon exercise of such option minus the applicable exercise price. The exercise price of options ranged from $5.00 to $8.25 per share. Total amounts received for such purchases were as follows: Genstar Capital Corporation ($24,145,408); P. Kim Packard ($1,325,188); Kenneth C. Cornelius ($196,996); I.
Conrad Schwab ($41,470); Dennis P. Chelminski ($111,722); Michael Lea ($139,831); and five additional employees ($345,266 as a group). Amounts paid to management included payments to compensate for less favorable tax treatment with respect to purchased options.

     Three of our directors, Messrs. Paterson, Turner and West, are executive officers of Genstar Investment Corporation. Messrs. Paterson, Turner and West are also shareholders of Genstar Investment Corporation. Genstar Investment Corporation holds approximately 4.65% of the outstanding preferred shares of Genstar Capital Corporation, and, as a result, was entitled to approximately 4.65% of the proceeds distributed to Genstar Capital Corporation and/or its preferred shareholders in connection with the recapitalization. Genstar Investment Corporation acts as the advisor to Genstar Capital Corporation, and is entitled to certain fees and reimbursement of expenses from Genstar Capital Corporation for services rendered to Genstar Capital Corporation. To the extent that Genstar Investment Corporation collects fees and expenses directly from portfolio companies of Genstar Capital Corporation, such as us, Genstar Capital Corporation's obligation to pay these fees and expenses to Genstar Investment Corporation is reduced.

GIC Management Agreement

     Our principal operating subsidiary, Prestolite Electric Incorporated, has entered into a management agreement with Genstar Investment Corporation terminating on December 31, 2002, under which Genstar Investment Corporation has agreed to provide Prestolite with ongoing management and financial advisory services. Prestolite has agreed to pay Genstar Investment Corporation a fee of $900,000 or .03% of Prestolite's annual sales as compensation for services rendered by Genstar Investment Corporation under the agreement, plus all out-of-pocket costs and expenses. Payments are made quarterly. During 1997, Prestolite paid management and advisory fees of $800,000; in 1998 and 1999 Prestolite paid management and advisory fees of $900,000, in each case plus out-of-pocket expenses, to Genstar Investment Corporation.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports of Form 8-K

     (a)  Financial Statements

     Consolidated Balance Sheet as of December 31, 1999 and 1998           Part II, Item 8
     Consolidated Statement of Operations for each of the years in the
      three year period ended December 31, 1999                            Part II, Item 8
     Consolidated Statement of Stockholders' (Deficit) Equity for each
      of the years in the three year period ended December 31, 1999        Part II, Item 8
     Consolidated Statement of Cash Flows for each of the years in the
      three year period ended December 31, 1999                            Part II, Item 8
     Notes to Consolidated Financial Statements                            Part II, Item 8
     Independent Accountants' Report                                       Part II, Item 8
     Schedule II - Valuation and Qualifying Accounts                       Part II, Item

     (b)  Reports on form 8-K.

          None.

     (c)  Exhibits.


Number                                            Description
------------                                      -----------
     10.1           Letter agreement, dated January 12, 2000, between Robert W.
                    Baird & Co., Incorporated and Prestolite Electric Incorporated regarding the sale of or other disposition of certain businesses.

     10.2 Letter agreement, dated December 31, 2000, between Lincoln Partners, L.L.C., as investment banking representative, and Prestolite Electric Incorporated in connections with the sale of or other disposition of certain businesses.

     10.3 Exclusive listing agreement, dated February 29, 2000 between Binswanger and Prestolite Electric to sell certain property located in Decatur, Alabama.

     10.4 Amendment No. 3, dated February 29, 2000, to Credit Agreement, dated December 31, 1998 between Prestolite Electric Incorporated and Comerica Bank to modify certain portions of agreement and covenants.


     27.1           Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prestolite Electric Holding, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ann Arbor, State of Michigan on the 28th day of March, 2000.

                              PRESTOLITE ELECTRIC HOLDING, INC.


                              By: /s/ P. Kim Packard
                                 ---------------------------------------------
                                 P. Kim Packard
                              Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Prestolite Electric Holding, Inc. and in the capacities and on the dates indicated.

        Signatures                                Title                             Date
        ----------                                -----                             ----
     /s/ P. Kim Packard            President, Chief Executive Officer           March 28, 2000
--------------------------------    (principal executive officer)
       P. Kim Packard                Director

     /s/ Richard D. Patterson      Chairman of the Board, Director              March 28, 2000
--------------------------------
      Richard D. Patterson

     /s/ Kenneth C. Cornelius      Senior Vice President, Chief                 March 28, 2000
--------------------------------     Financial Officer (principal
       Kenneth C. Cornelius          accounting and financial officer
                                     and Secretary

     /s/ Ross J. Turner            Director                                     March 28, 2000
-------------------------------
      Ross J. Turner

     /s/ John A. West              Director                                     March 28, 2000
-------------------------------
       John A. West