Form 10-Q
period 2000-04-01
PRESTOLITE ELECTRIC HOLDING INC
filed 2000-05-12
CIK 1057053

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 1, 2000.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ___________ to
     ____________.

Commission file Number              333-49429-01

                       Prestolite Electric Holding, Inc.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                                    94-3142033
     ----------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                  Identification Number)

     2100 Commonwealth Blvd., Ste 300, Ann Arbor, Michigan            48105
     ----------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

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

                         Yes     X      No _______
                                ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of common shares outstanding
                Class:                      as of May 12, 2000
             Common Stock                       1,993,000

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I:  Financial Information

     Item 1:   Condensed Consolidated Balance sheets                            3
                 at April 1, 2000 (unaudited) and December 31, 1999

               Condensed Consolidated Statement of Operations                   4
                 Three months ended April 1, 2000 (unaudited
                 and April 2, 1999 (unaudited)

               Condensed Consolidated Statements of Cash Flows                  5
                 Three months ended April 1, 2000 (unaudited)
                 and April 2, 1999

               Notes to Condensed Consolidated Financial Statements             6

     Item 2:   Management's Discussion and Analysis of Financial               13
               Condition and Results of Operations


Part II:       Other Information                                               17

               Signatures                                                      18

                         PART I: FINANCIAL INFORMATION

                         ITEM 1: FINANCIAL STATEMENTS

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
                Condensed Consolidated Unaudited Balance Sheet
                     (in thousands, except share amounts)

                                                                               April 1,          December 31,
                                                                                 2000                1999
                                                                             -------------      --------------
Assets
   Current Assets:
      Cash                                                                           $ 456               $ 432
      Accounts receivable, net of allowances                                        39,961              37,807
      Inventories, net                                                              47,194              49,642
      Defered tax asset                                                              6,672               6,429
      Prepaid and other current assets                                               2,277               3,088
                                                                             -------------      --------------
                      Total current assets                                          96,560              97,398

   Property, plant and equipment, net                                               46,831              47,870
   Investments                                                                       3,147               3,152
   Intangible assets                                                                10,487              10,908
   Long-term receivables and pension assets                                          4,598               4,706
   Net assets of discontinued operations                                            16,717              18,022
                                                                            --------------     ---------------
                      Total assets                                                $178,340            $182,056
                                                                             =============      ==============

Liabilities
   Current Liabilities:
      Revolving credit                                                            $ 26,494            $ 19,214
      Current portion of long-term debt                                                717                 666
      Accounts payable                                                              19,874              24,162
      Accrued liabilities                                                           15,039              19,076
                                                                             -------------      --------------
                      Total current liabilities                                     62,124              63,118

   Long-term debt                                                                  131,026             131,246
   Other non-current liabilities                                                     1,884               1,845
   Deferred tax liabilities                                                          2,139               2,139
                                                                             -------------      --------------
                      Total liabilities                                            197,173             198,348

Stockholders' equity
   Common stock, par value $.01, 5,000,000 shares
      authorized, 1,993,000 shares issued and outstanding
      at April 1, 2000 and December 31, 1999, respectivley                               2                   2
   Paid-in capital                                                                  16,623              16,623
   Retained earnings (accumulated deficit)                                          (8,407)             (6,595)
   Notes receivable, employees' stock purchase, 7.74% due 2002                        (490)               (513)
   Foreign currency translation adjustment                                          (2,112)             (1,360)
   Treasury stock, 1,310,000 shares on April 1, 2000 and
      December 31, 1999, respectively                                              (24,449)            (24,449)
                                                                             -------------      --------------
                      Total stockholders' equity                                   (18,833)            (16,292)

                                                                             -------------      --------------
          Total liabilities and stockholders' equity                              $178,340            $182,056
                                                                             =============      ==============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     Page3

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statements of Operations
                      (in thousands except share amounts)

                                                            For the three months ended
                                                         --------------------------------
                                                           April 1,           April 3
                                                             2000              1999
                                                         --------------    --------------
Net Sales                                                     $ 52,113          $ 53,942
Cost of goods sold                                              42,068            41,679

                                                         --------------    --------------
       Gross profit                                              10,045            12,263

Selling, general and administrative                              7,858             8,149
Restructuring charge                                                27                 -
                                                         --------------    --------------
      Operating income                                           2,160             4,114

Interest expense                                                 4,133             3,772
Other expense (income)                                             172              (142)
                                                         --------------    --------------
     Income (loss) from continuing operations
     before extraordinary loss and income taxes                 (2,145)              484

Provision for income taxes                                        (144)              817
                                                         --------------    --------------
     Income (loss) from continuing operations                   (2,001)             (333)

Income from discontinued operations, net of taxes                  189               211
                                                         --------------    --------------
      Net income (loss)                                       $ (1,812)           $ (122)
                                                         ==============    ==============
      Other comprehensive income (expense):
        Foreign currency translation adjustment                 $ (752)         $ (1,499)
                                                         --------------    --------------
     Comprehensive income (loss)                              $ (2,564)         $ (1,621)
                                                         ==============    ==============

Basic earnings per common share
   Income (loss) from continuing operations                    $ (1.00)          $ (0.17)
   Income (loss) from discontinued operations                   $ 0.09            $ 0.11
                                                         --------------    --------------
   Net income (loss)                                           $ (0.91)          $ (0.06)
                                                         ==============    ==============
Diluted earnings per common share
   Income (loss) from continuing operations                    $ (1.00)          $ (0.17)
   Income (loss) from discontinued operations                   $ 0.09            $ 0.10
                                                         --------------    --------------

   Net income (loss)                                           $ (0.91)          $ (0.07)
                                                         ==============    ==============

Basic shares outstanding                                     1,993,000         1,993,000
Dilutive shares outstanding                                  2,125,886         2,126,457

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statement of Cash Flows
                                (in thousands)


                                                                                          For the three months ended
                                                                                     ------------------------------------
                                                                                       April 1,              April 3,
                                                                                         2000                  1999
                                                                                     --------------        --------------
Cash Flows from Operating Activities:

Net income (loss)                                                                         $ (1,812)               $ (122)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Cash provided by (used in) discontinued operations                                        219                  (208)
     Depreciation                                                                            2,574                 2,237
     Amortization                                                                              436                   450
     Loss (gain) on sale of property, plant, and equipment                                      13                     -
     Deferred gain on sale and leaseback                                                        58                    58
     Deferred taxes                                                                           (243)                   84
     Changes in working capital items                                                       (8,048)              (10,825)
                                                                                     --------------        --------------
           Net cash provided by (used in) operating activities                              (6,803)               (8,326)

Cash Flows from Investing Activities:

Capital expenditures                                                                        (1,037)               (1,735)
Proceeds from disposal of fixed assets                                                           -                     -
Acquisition of Roberts Remanufacturing                                                           -                (2,902)
Investment in affiliates                                                                         5                     -
                                                                                     --------------        --------------
           Net cash used in investing activities                                            (1,032)               (4,637)

Cash Flows from Financing Activities:

Net increase in revolving line of credit                                                     7,296                12,149
Payments on long-term debt                                                                    (341)                    -
Proceeds from borrowings                                                                         -                   817
Purchase of treasury stock, options and warrants, employee stock receivable                     23                     -
Borrowings (payments) on capital leases                                                        163                   107
Other financing costs, net                                                                      (7)                   (7)
                                                                                     --------------        --------------
           Net cash provided by financing activities                                         7,134                13,066

Effect of exchange rate changes on cash                                                        725                  (140)
                                                                                     --------------        --------------
Net increase (decrease) in cash                                                                 24                   (37)
Cash - beginning of period                                                                     432                   896
                                                                                     --------------        --------------
Cash - end of period                                                                         $ 456                 $ 859
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

These unaudited condensed consolidated financial statements have been prepared by us in accordance with Rule 10-01 of Regulation S-X and have been prepared on a basis consistent with our audited financial statements for the year ended December 31, 1999. These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim period presented.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 1999. The year-end 1999 condensed balance sheet data was derived from our audited financial statements, but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three- month period ended April 1, 2000 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

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

The DC motor and battery charger businesses have been treated as discontinued operations. Prior year financial statement data, including 1999 diluted earnings per share, have been restated to reflect these businesses as discontinued operations.

Summary financial information is presented below for these discontinued businesses (in thousands):

                                                           Quarter          Quarter
                                                            ended            ended
                                                           April 1,         April 3,
                                                             2000             1999
                                                        ---------------  ---------------
     Net sales                                              $ 11,673         $ 10,816
     Operating and other income (loss)                           284              456
     Provision for income taxes                                   95              155
     Income from discontinued operations (net)              $    189         $    211
                                                        ==============   ==============

     Depreciation and amortization                          $    466         $    482
                                                        ==============   ==============

                                                              As of               As of
                                                            April 1,       December 31,
                                                               2000                1999
                                                        --------------   --------------
     Net assets                                             $ 16,717         $ 18,022
                                                        ==============   ==============

Note 3: Acquisitions

On January 15, 1999, we acquired a remanufacturing business unit from Roberts Generator for $2.9 million. This business unit operates as Roberts Remanufacturing and rebuilds alternators and starter motors for specialty applications. We financed this purchase with funds borrowed under our United States revolving line of credit.

Note 4: Inventories

Inventories are summarized as follows (in thousands of U.S. dollars):

                                                                     As of                  As of
                                                                    April 1,            December 31,
                                                                      2000                  1999
                                                                 -------------         --------------
        FIFO Cost:
                  Raw Material                                         $19,532               $ 23,056
                  Work in Progress                                       8,678                  7,420
                  Finished Goods                                        23,600                 23,351
                                                                 -------------         --------------
                  Total FIFO cost                                      $51,810               $ 53,827
        Adjustment to LIFO cost                                            939                    990
        Reserves for excess and obsolescence                            (5,555)                (5,175)
                                                                 -------------         --------------
                                                                       $47,194               $ 49,642
                                                                 =============         ==============

Note 5: Property, Plant and Equipment

Property, Plant and Equipment consists of the following (in thousands of U.S. dollars):

                                                          As of                       As of
                                                        April 1,                   December 31,
                                                          2000                         1999
                                                     --------------              --------------
               Land & Buildings                            $ 28,184                    $ 28,686
               Machinery & Equipment                         53,695                      49,206
               Construction in Progress                       2,036                       3,716
                                                     --------------              --------------
                        Total, at Cost                       83,915                      81,608
               Accumulated Depreciation                     (37,084)                    (33,738)
                                                     --------------              --------------
               Net                                         $ 46,831                    $ 47,870
                                                     ==============              ==============

Note 6: Investments

Investments consist of the following (in thousands of U.S. dollars):

                                                             As of                       As of
                                                            April 1,                  December 31,
                                                              2000                        1999
                                                        --------------              --------------
       Ecoair Corp. (9% interest, at cost)                     $ 2,570                     $ 2,570
       Auto Ignition, Ltd. (4% interest, at cost)                  577                         582
                                                        --------------              --------------
                                                               $ 3,147                     $ 3,152
                                                        ==============              ==============

Note 7: Debt

Debt consists of the following (in thousands of U.S. dollars):

                                                               As of                        As of
                                                            April 1,                 December 31,
                                                                2000                         1999
                                                        ---------------            ---------------
       North America
            Revolving credit                                 $  18,391                  $  12,091
            Senior unsecured notes, 9.625%                     125,000                    125,000
                                                        --------------             --------------
                  Total                                        143,391                    137,091

       United Kingdom
            Overdraft facility                                   3,650                      2,593
            Term loan                                            6,024                      6,409
       South Africa                                                862                        269
       Argentina                                                 2,549                      3,160
                                                        --------------             --------------
                  Total                                         13,085                     12,431

       Total term, revolving credit and
            subordinated debt                                  156,476                    149,522
       Capital lease obligations                                 1,512                      1,348
       Other                                                       249                        256
                                                        --------------             --------------
       Consolidated total                                      158,237                    151,126
            Less current maturities                             27,211                     19,880
                                                        --------------             --------------
       Consolidated long term debt                           $ 131,026                  $ 131,246
                                                        ==============             ==============

       Cash                                                        456                        432
                                                        --------------             --------------
       Total debt net of cash                                $ 157,781                  $ 150,694
                                                        ==============             ==============


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

In connection with the issuance of the Notes, we entered into new credit agreements in the U.S. and the U.K. The U.S. agreement consists of a $23.0 million revolving credit facility ($3.5 million available at April 1, 2000), including a $2 million letter of credit subfacility, which is advanced according to a formula based on eligible accounts receivable and inventory levels. The borrowings are collateralized by all U.S. accounts receivable and inventories and mature on July 31, 2001. Interest is payable at the bank's prime rate (9.0 percent at April 1, 2000) or at the "London Late Eurodollar" rate plus 2.75 percent, at our option. In certain situations the U.S.

rates may be increased by 0.625 percent. The Company amended the credit agreement on February 28, 2000 to cure certain covenants effective December 31, 1999 and received bank approval on May 3, 2000 to amend and waive certain covenant violations effective April 1, 2000.

The U.K. agreement allowed the company to borrow up to (pound)7 million and was advanced based on eligible U.K. accounts receivable. In October, 1999, the Company revised its United Kingdom borrowing arrangements. The revised agreement consists of a (pound)2 million fixed rate term loan and a (pound)4 million overdraft facility which reduces in steps until it reaches (pound)2 million on November 30, 2000. Interest on the fixed rate loan is 8.144% while interest on the floating-rate term loan and the overdraft facility is at 1.25% above the bank's base rate (6.0% at April 1, 2000). The term loans are repayable in sixty essentially equal monthly payments through January 2004 (fixed rate) and November 2003 (floating rate). The loans are collateralized by the Company's receivables and fixed assets in the United Kingdom. At April 1, 2000, both the term loans and (pound)2.3 million of the (pound)4.0 million overdraft facility had been drawn.

In Argentina and South Africa, we have arrangements with several banks which allow our subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 14.6 percent to 16.0 percent at April 1, 2000. Total available credit in Argentina and South Africa at April 1, 2000 was approximately $4.1 million.

The senior notes and credit facilities mentioned above contain various covenants including maintenance of certain financial ratios and limits on (a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements of common stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. The Company was in violation of certain covenants at December 31, 1999 and April 1, 2000, which were cured by amending the U.S. credit agreement.

The Company anticipates paying a significant portion of the revolving debt from the proceeds of the anticipated sale of the discontinued businesses. The related debt, therefore, has been classified as current.

Note 8: Segment Reporting

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

Sales to external customers, based on country of origin, is as follows (in thousands of U.S. dollars):


                                                        North           United                         South
                                                       America         Kingdom        Argentina        Africa          Total
                                                    --------------- --------------- -------------- --------------- ---------------
For quarter ended April 1, 2000

Consolidated                                              $ 36,871        $ 15,309        $ 8,585         $ 3,021        $ 63,786
Continuing                                                  27,226          13,281          8,585           3,021          52,113
Discontinued                                                 9,645           2,028              -               -          11,673

For quarter ended April 3, 1999
Consolidated                                              $ 35,587        $ 16,699        $ 9,311         $ 3,161        $ 64,758
Continuing                                                  26,435          15,035          9,311           3,161          53,942
Discontinued                                                 9,152           1,664              -               -          10,816

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


                                                               North      United                       South
                                                              America     Kingdom       Argentina      Africa     Other    Total
                                                             ---------  -----------   -------------  ---------- -------- ---------

Sales to external customers, based on location of customer
 (in thousands of U.S. dollars):
For quarter ended April 1, 2000

Consolidated                                                  $35,829    $13,726         $8,433        $3,206     $2,592   $63,786
Conitnuing                                                     25,816     12,362          8,433         3,206      2,296    52,113
Discontinued                                                   10,013      1,364              -             -        296    11,673

For quarter ended April 3, 1999

Consolidated                                                  $34,116    $17,250         $9,454        $2,356     $1,582   $64,758
Continuing                                                     24,967     15,679          9,454         2,356      1,486    53,942
Discontinued                                                    9,149      1,571              -             -         96    10,816


Long-lived assets (net, in thousands of U.S. dollars):

As of April 1, 2000

Consolidated                                                   $22,152      $21,133         $ 7,169       $ 1,980      $52,434
Continuing                                                      17,367       20,315           7,169         1,980       46,831
Discontinued                                                     4,785          818               -             -        5,603

As of December 31, 1999

Consolidated                                                   $22,644      $21,937         $ 7,333       $ 2,114      $54,028
Continuing                                                      17,701       20,722           7,333         2,114       47,870
Discontinued                                                     4,943        1,215                                      6,158

In accordance with SFAS No. 131, the operating results for the quarters ended April 1, 2000 and April 3, 1999 are summarized by operating segment (in thousands of U.S. dollars) below:


                                                        Heavy         Electric
                                                         Duty          Vehicle       Automotive
                                                       Systems         Systems        Systems        Unallocated
                                                       Division       Division        Divison           Costs           Total
                                                    --------------- -------------- --------------- ---------------- ---------------
Sales to external customers:

For quarter ended April 1, 2000
Consolidated                                                33,281         18,899          11,606                           63,786
Continuing                                                  33,281          7,226          11,606                           52,113
Discontinued                                                     -         11,673               -                           11,673

For quarter ended April 3, 1999
Consolidated                                                35,119         17,167          12,472                           64,758
Continuing                                                  35,119          6,351          12,472                           53,942
Discontinued                                                     -         10,816               -                           10,816

EBITDA:

For quarter ended April 1, 2000
Consolidated                                                 4,324          1,942             301           (1,188)          5,379
Continuing                                                   4,324          1,192             301           (1,188)          4,629
Discontinued                                                     -            750               -                -             750

For quarter ended April 3, 1999
Consolidated                                                 6,487          2,041             667           (1,397)          7,798
Continuing                                                   6,487          1,104             667           (1,397)          6,861
Discontinued                                                     -            938               -                -             938


A reconciliation of EBITDA to income from continuing operations before income taxes follows (in thousands of U.S. dollars):


                                                                                   For the three months ended
                                                                                 April 1,              April 3,
                                                                                   2000                  1999
                                                                              ---------------        -------------
EBITDA for reporting segments                                                        $  4,629              $ 6,861
Depreciation and amortization                                                           2,544                2,605
Redundancy and exchange loss                                                               27                    -
Exchange loss                                                                              70                    -
Interest expense                                                                        4,133                3,772
                                                                              ---------------        -------------
Income (loss) from continuing operations before income taxes                         $ (2,145)             $   484
                                                                              ===============        =============

                 ITEM 2: Management's Discussion and Analysis
               of Financial Condition and Results of Operation.

Overview

We manufacture alternators, starter motors, switching devices and other items. These are supplied under the "Prestolite," "Leece-Neville," "Lucas," and "Indiel" brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. "Lucas" is used under license from a subsidiary of LucasVarity plc. Most of our products are component parts used on diesel engines and automobiles, sold to both aftermarket customers and original equipment manufacturers. We sell our products to a variety of markets, in terms of both end-use and geography.

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

The Heavy Duty Systems Division produces alternators, starter motors, inline pumps, control boxes and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. The division's facilities are in Arcade, NY; Florence, KY; Garfield, NJ; Acton, England; and Leyland, England.

The Electric Vehicle Systems Division produces motors (including starter motors, material handling motors, and pump and winch motors), switches (including contactors, solenoids, relays, distributors, and control boxes), battery chargers and other products. The division's major facilities are in Decatur, AL; Wagoner, OK; Florence, KY; Troy, OH; and Leyland, England, with a smaller remanufacturing facility in Dearborn, MI. We sell these products into many of the same markets as the products of our Heavy Duty Systems Division. In addition, the products of our Electric Vehicles Systems Division are sold into the material handling market for installation on or use with lift trucks and other electric vehicles; the truck accessory market for use in winches, snow plow lifts and other applications; and the telecommunications market where contactors are used in battery backup systems. In the fourth quarter of 1999, we decided to sell the direct current motor and battery charger businesses that are a part of this division and these businesses are treated as discontinued businesses. The remaining portion of this business manufactures and sells switches, and with the completion of the sale of the discontinued businesses, we intend to rename this the Switch Division.

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

Results of Operations
Three Months Ended April 1, 2000 Compared to Three Months Ended April 3, 1999

Sales for the three months ended April 1, 2000 were $52.1 million, a decrease of $1.8 million, or 3.4%, from $53.9 million in the first quarter of 1999. The decrease in sales dollars is mainly attributable to the Heavy Duty Systems Division. Heavy Duty Systems sales declined $1.8 million or 5.2%. Heavy Duty Systems sales in the United Kingdom declined $2.0 million but were offset by a $165,000 increase in Heavy Duty Systems sales in the United States, including $528,000 in Roberts Remanufacturing sales. Heavy Duty Systems defense sales in the United States declined $112,000, or 11.1%, and other U.S. sales, not including Roberts Remanufacturing sales, decreased by $251,000, or 1.3%. Automotive Systems Division sales declined $866,000, or 6.9%. Argentina sales declined $726,000, or 7.8%, while South Africa sales declined $140,000, or 4.4%. Switch Division sales increased $875,000 or 13.8%. Defense sales increased $8,000, or 2.0%, material handling sales increased $175,000, or 32.4%, and other U.S. sales increased $453,000, or 10.8%. These increases were complemented by a Switch division sales increase in the United Kingdom of $239,000, or 19.9%.

Gross profit was $10.0 million in the first quarter of 2000, or 19.3% of sales. This compares to gross profit of $12.3 million, or 22.7% of sales, in the first quarter of 1999. Lower sales volume and a shift in mix toward lower margin products and markets contributed to this decline.

Selling, general, and administrative expense was $7.8 million, or 14.9% of sales for the first quarter of 2000, a decrease of $0.3 million, or 3.6%, from $8.1 million, or 15.0% of sales, in the first quarter of 1999. The reduction in selling, general, and administrative expense is partially attributable to cost savings recognized from prior and continuing programs refocusing the company on our primary lines of business.

Operating income in the first quarter of 2000 was $2.2 million, or 4.3% of sales, a decrease of $2.0 million, or 46.6%, from the $4.2 million, or 7.8% of sales, in the first quarter of 1999. This was due to the factors discussed above.

Other expenses were $172,000 in the first quarter of 2000 versus other income of $142,000 in the first quarter of 1999. This consists of the net effect of interest income, pension expense for inactive defined benefit pension plans associated with United States facilities that have been closed, foreign currency exchange losses, royalty expenses, South Africa export rebate income and South Africa trademark expense and loss or gain on sale of fixed assets.

Interest expense was $4.1 million in the first quarter of 2000, an increase of $361,000, or 9.6%, compared to $3.8 million in the first quarter of 1999. This increase is due primarily to increases in bank debt in the United States and the United Kingdom.

The benefit from income taxes was $144,000, 6.7% of the loss from continuing operations before taxes, for the first quarter of 2000 as compared to the $817,000 provision for income taxes for the first quarter of 1999, 168.8% of income from continuing operations before taxes and the extraordinary item. The change in the tax rate is due to losses in Argentina for which no tax benefit has been recorded.

Discontinued Businesses - Three Months Ended April 1, 2000 Compared to Three Months Ended April 1, 1999

Discontinued operations produced income before taxes of $284,000 in the first three months of 2000 and $456,000 in the first three months of 1999. Income on an after-tax basis for these same periods, reported as income from discontinued operations in our financial statements, was $189,000 for 2000 and $211,000 for 1999. Sales for the three months ended April 1, 2000 were $11.7 million, an increase of $0.9 million, or 7.9%, from $10.8 million in the first three months of 1999. Sales of both battery chargers and DC motors increased. Gross profit was $2.2 million in the first three months of 2000, or 18.5% of sales. This compares to gross profit of $2.0 million, or 18.4% of sales, for the first three months of 1999. Selling, general, and administrative expense was $2.0 million, or 17.1% of sales, for the first three months of 2000, an increase of $0.4 million, or 24.2%, from $1.6 million, or 14.8% of sales, in the first three months of 1999. In March, 2000 a $0.5 million charge was recorded for the accounts receivable of the Clark Material Handling bankruptcy. As the result of the above factors, operating income in the first three months of 2000 was $170,000 thousand, or 1.5% of sales, a decrease of $215,000, or 55.8%, from the $385,000, or 3.6% of sales, in the first three months of 1999.

Liquidity and Capital Resources

Cash used by operating activities in the first three months of 2000 was $6.8 million. Capital spending for the first three months of 2000 was $1.4 million, a $0.7 million reduction from the $2.1 million of capital spending in the first three months of 1999. Capital spending for the first three months of 2000 in the Unites States was $579,000 as compared to capital spending in 1999 of $826,000. Capital spending for the first three months of 2000 in the United Kingdom of $203,000, in Argentina of $572,000, and in South Africa of $75,000, compares to the first three months of 1999 levels in the United Kingdom of $573,000, in Argentina of $526,000, and in South Africa of $175,000. Capital spending of the discontinued operations, included in the above discussion, in the first three months of 2000 was $392,000 compared with $354,000 in the first three months of 1999. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products. We spent $2.9 million in 1999 and $0.5 million in the first three months of 2000 on redundancy costs. These amounts have been charged to the various reserves established in December, 1999.

In connection with the acquisition of our Argentina operations from Lucas in 1998, we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables expected to be collected in 2000, and 2001, up to $4.9 million contingent upon the collection of certain fully-reserved receivables and up to $6.6 million contingent upon the achievement by our Argentina subsidiary of certain earnings targets in 2000. Aggregate payments for receivables collected totaled $1.1 million in 1998 and $0.1 million in 1999, and $0.1 million in the first quarter of 2000. We expect to pay any of these contingencies from the collection of receivables or from such earnings.

Debt, net of cash, increased from $150.7 million at December 31, 1999 to $157.8 million at April 1, 2000. The increase was due, for the most part, to revolver loan increases for operating purposes. We had revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $3.5 million and $1.9 million were available based on the April 1, 2000 levels of receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. In Argentina and South Africa, we have arrangements with several banks permitting discounting or borrowing against receivables. Total net additional credit available in Argentina and South Africa as of April 1, 2000 was approximately $0.8 million.

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

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits
                27.1  Financial Data Schedule

         (b)    Reports on Form 8-K
                We have not filed any reports on Form 8-K during the quarterly period ended April 1, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 12, 2000                       By:  /s/  Kenneth C. Cornelius
                                               -------------------------
                                          Kenneth C. Cornelius
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (principal financial and
                                          accounting officer)