Form 10-Q
period 2000-07-01
PRESTOLITE ELECTRIC HOLDING INC
filed 2000-08-18
CIK 1057053

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)
/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 1, 2000.

/  /        Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the Transition Period From_______________ to_________________.

Commission file Number           333-49429-01

                       Prestolite Electric Holding, Inc.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


     Delaware                                                   94-3142033
     ---------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                 Identification Number)

     2100 Commonwealth Blvd., Ste 300, Ann Arbor, Michigan           48105
     ---------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

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

                        Yes   X        No ____________
                           --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Number of common shares outstanding
             Class:                        as of August 1, 2000
          Common Stock                             1,985,000

                                   FORM 10-Q

                               TABLE OF CONTENTS

Part I:  Financial Information

       Item 1: Condensed Consolidated Balance Sheets                      3
                 at July 1, 2000 (unaudited) and December 31, 1999

               Condensed Consolidated Statement of Operations             4
                 Three and six months ended July 1, 2000 (unaudited)
                 and July 3, 1999 (unaudited)

               Condensed Consolidated Statements of Cash Flows            5
                 Six months ended July 1, 2000 (unaudited)
                 and July 3, 1999 (unaudited)

               Notes to Condensed Consolidated Financial Statements       6



       Item 2: Management's Discussion and Analysis of Financial         13
               Condition and Results of Operations




Part II:       Other Information                                         19

               Signatures                                                20

                        PART I:  FINANCIAL INFORMATION

                         ITEM 1: FINANCIAL STATEMENTS

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
                Condensed Consolidated Unaudited Balance Sheet
                     (in thousands, except share amounts)


                                                                       July 1,             December 31,
                                                                        2000                  1999
                                                                  ---------------        ---------------
Assets
 Current Assets:
  Cash                                                            $           839        $          432
  Accounts receivable, net of allowances                                   33,622                34,162
  Inventories, net                                                         38,408                44,608
  Defered tax asset                                                         7,614                 6,429
  Prepaid and other current assets                                          2,541                 2,999
                                                                  ---------------        --------------
               Total current assets                                        83,024                88,630

 Property, plant and equipment, net                                        38,179                41,145
 Property, plant and equipment held for disposal, net                       3,618                 3,781
 Investments                                                                3,147                 3,152
 Intangible assets                                                          9,927                10,908
 Long-term receivables and pension assets                                   4,753                 4,706
 Net assets of discontinued operations                                     25,324                27,282
                                                                  ---------------        --------------
               Total assets                                       $       167,972        $      179,604
                                                                  ===============        ==============

Liabilities
 Current Liabilities:
  Revolving credit                                                $        21,296        $       19,214
  Current portion of long-term debt                                           627                   666
  Accounts payable                                                         16,672                22,442
  Accrued liabilities                                                      17,051                18,344
                                                                  ---------------        --------------
               Total current liabilities                                   55,646                60,666

 Long-term debt                                                           130,513               131,246
 Other non-current liabilities                                              2,742                 1,845
 Deferred tax liabilities                                                   2,139                 2,139
                                                                  ---------------        --------------
               Total liabilities                                          191,040               195,896

Stockholders' equity
 Common stock, par value $.01, 5,000,000 shares
  authorized, 1,993,000 shares issued and outstanding
  at July 1, 2000 and December 31, 1999, respectivley                           2                     2
 Paid-in capital                                                           16,623                16,623
 Retained earnings (accumulated deficit)                                  (11,185)               (6,595)
 Notes receivable, employees' stock purchase, 7.74% due 2002                 (446)                 (513)
 Foreign currency translation adjustment                                   (3,437)               (1,360)
 Treasury stock, 1,318,000 shares on July 1, 2000 and
  1,310,000 on December 31, 1999                                          (24,625)              (24,449)
                                                                  ---------------        --------------
               Total stockholders' equity                                 (23,068)              (16,292)

                                                                  ---------------        --------------
          Total liabilities and stockholders' equity              $       167,972        $      179,604
                                                                  ===============        ==============

       The accompanying notes are an integral part of the condensed consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statements of Operations
                      (in thousands except share amounts)

                                                       For the three months ended               For the six months ended
                                                    ---------------------------------      ----------------------------------

                                                         July 1,           July 3             July 1,            July 3
                                                          2000              1999               2000               1999
                                                    --------------     --------------      --------------     ---------------
Net sales                                           $       43,577     $       48,005      $       88,464     $        95,596
Cost of goods sold                                          36,531             39,434              72,974              76,412
                                                    --------------     --------------      --------------     ---------------
      Gross profit                                           7,046              8,571              15,490              19,184

Selling, general and administrative                          6,850              7,315              14,087              14,715
Restructuring and severance                                  1,673                  -               1,700                   -
                                                    --------------     --------------      --------------     ---------------
      Operating income (loss)                               (1,477)             1,256                (297)              4,469

Interest expense                                             4,169              4,114               8,302               7,886
Loss (gain) on foreign exchange                                544                  -                 614                   -
Other expense (income)                                        (447)              (932)               (346)             (1,091)
                                                    --------------     --------------      --------------     ---------------
     Income (loss) from continuing operations
     before income taxes                                    (5,743)            (1,926)             (8,867)             (2,326)

Provision for (benefit of) income taxes                     (1,782)              (862)             (1,926)                (45)
                                                    --------------     --------------      --------------     ---------------
     Income (loss) from continuing operations               (3,961)            (1,064)             (6,941)             (2,281)

Income from discontinued operations, net of taxes            1,183                369               2,351               1,464
                                                    --------------     --------------      --------------     ---------------
     Net income (loss)                              $       (2,778)    $         (695)     $       (4,590)    $          (817)

     Other comprehensive income (expense):
       Foreign currency translation adjustment      $       (1,325)    $         (569)     $       (2,077)    $        (2,068)
                                                    --------------     --------------      --------------     ---------------
     Comprehensive income (loss)                    $       (4,103)    $       (1,264)     $       (6,667)    $        (2,885)
                                                    ==============     ==============      ==============     ===============

Basic and diluted earnings per common share
   Income (loss) from continuing operations         $        (2.00)    $        (0.53)     $        (3.50)    $         (1.14)
   Income (loss) from discontinued operations                 0.60               0.19                1.18                0.73
                                                    --------------     --------------      --------------     ---------------
   Net income (loss)                                $        (1.40)    $        (0.34)     $        (2.32)    $         (0.41)
                                                    ==============     ==============      ==============     ===============

Basic shares outstanding                                 1,985,000          1,993,000           1,985,000           1,993,000
Dilutive shares outstanding                              2,117,417          2,126,314           2,121,652           2,126,386

         The accompanying notes are an integral part of the condensed consolidated financial statements.

              Prestolite Electric Holding, Inc. and Subsidiaries
                 (including Prestolite Electric Incorporated)
           Condensed Consolidated Unaudited Statement of Cash Flows
                                (in thousands)


                                                                     For the six months ended
                                                                  ---------------------------------
                                                                   July 1,                 July 3,
                                                                    2000                     1999
                                                                  ----------              ---------

Cash Flows from Operating Activities:

Net income (loss)                                                 $  (4,590)             $    (817)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Cash provided by (used in) discontinued operations                 (68)                   770
     Depreciation                                                     3,953                  3,947
     Amortization                                                       707                    783
     Loss (gain) on sale of property, plant, and equipment              256                     65
     Deferred gain on sale and leaseback                                178                    114
     Change in deferred taxes                                            26                    238
     Changes in working capital items                                   546                 (8,697)
                                                                  ---------              ---------
           Net cash provided by (used in) operating activities        1,008                 (3,597)

Cash Flows from Investing Activities:

Capital expenditures                                                 (2,616)                (3,628)
Proceeds from disposal of fixed assets                                  216                      5
Acquisition of Roberts Remanufacturing                                    -                 (2,958)
Investment in affiliates                                               (565)                     -
                                                                  ---------              ---------
           Net cash used in investing activities                     (2,965)                (6,581)

Cash Flows from Financing Activities:

Net increase in revolving line of credit                              1,944                  9,505
Payments on long-term debt                                             (601)                     -
Proceeds from borrowings                                                  -                    765
Purchase of treasury stock, and options and warrants                   (109)                    46
Borrowings (payments) on capital leases                                 (19)                   100
Other financing costs, net                                              (14)                   (14)
                                                                  ---------              ---------
           Net cash provided by financing activities                  1,201                 10,402

Effect of exchange rate changes                                       1,163                    494
                                                                  ---------              ---------
Net increase in cash                                                    407                    718
Cash - beginning of period                                              432                    896
                                                                  ---------              ---------
Cash - end of period                                              $     839              $   1,614
                                                                  =========              =========


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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 1999. The year-end 1999 condensed balance sheet data was derived from our audited financial statements, but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three- and six- month periods ended July 1, 2000 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

Genstar Capital Corporation and Company management own all of the equity securities of Prestolite Electric Holding, Inc.

Note 2: Discontinued Operations

During 1999, the Company announced its intention to sell two business segments, the direct current electric motor business ("DC motors") and the battery charger business. In conjunction with that decision, the Company recorded a charge of $2.3 million ($3,561,000 less a tax benefit of $1,261,000) to recognize the expected loss on the sale of the net assets (including estimated losses through the disposal date) of one of these business segments. In the second quarter of 2000, the Company revised its intentions to sell business segments to also include the Switch business. In August 2000, we sold the three business units for approximately $60 million. Consequently, the results presented here reflect the three business units as discontinued. Prior year financial statement data have been restated to reflect these businesses as discontinued operations.

Summary financial information is presented below for these discontinued businesses (in thousands):

                                                       Three months ended              Six months ended
                                                  ----------------------------    --------------------------
                                                      July 1,       July 3,           July 1,    July 3,
                                                       2000          1999              2000       1999
                                                  ----------------------------    --------------------------
Net sales                                         $   19,093       $    17,756    $   37,992      $   34,923

Operating and other income (loss)                 $    2,299       $     1,029    $    3,562      $    2,279
Provision for income taxes                             1,116               660         1,211             815
                                                  ----------       -----------    ----------      ----------
Income from discontinued operations (net)         $    1,183       $       369    $    2,351      $    1,464
                                                  ==========       ===========    ==========      ==========
Depreciation and amortization                     $      650       $       711    $    1,329      $    1,413
                                                  ==========       ===========    ==========      ==========

                                                     As of            As of
                                                    July 1,        December 31,
                                                     2000              1999
                                                  ----------       -----------
Net assets                                        $   25,324       $    27,282
                                                  ==========       ===========



Note 3: Acquisitions

On January 15, 1999, we acquired a remanufacturing business from Roberts Generator for $2.9 million. This business operates as Roberts Remanufacturing and rebuilds alternators and starter motors for specialty applications. We financed this purchase with funds borrowed under our United States revolving line of credit.

Note 4: Inventories

Inventories are summarized as follows (in thousands of U.S. dollars):

                                                       As of          As of
                                                      July 1,     December 31,
                                                       2000           1999
                                                     --------     ------------
      FIFO Cost:
             Raw Material                            $ 15,693          $19,763
             Work in Progress                           7,940            6,658
             Finished Goods                            19,115           22,500
                                                     --------      -----------
             Total FIFO cost                         $ 42,748          $48,921
      Adjustment to LIFO cost                             528              640
      Reserves for excess and obsolescence             (4,868)          (4,953)
                                                     --------      -----------
                                                     $ 38,408          $44,608
                                                     ========      ===========

Note 5: Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands of U.S. dollars):

                                                   As of              As of
                                                  July 1,         December 31,
                                                   2000               1999
                                                 ----------       ------------

            Land & Buildings                     $   20,326       $     20,926
            Machinery & Equipment                    46,183             44,591
            Construction in Progress                  2,675              2,772
                                                 ----------       ------------
                  Total, at Cost                     69,184             68,289
            Accumulated Depreciation                (31,005)           (27,144)
                                                 ----------       ------------
            Net                                  $   38,179       $   $ 41,145
                                                 ==========       ============


Property, plant and equipment held for disposal at July 1, 2000, and December 31, 1999 includes land and building of a discontinued business not a part of the sale of the discontinued business. The property held for disposal is included in the balance sheet at its estimated fair value. Actual amounts realized on the future disposal of this facility could be materially different than its recorded amount.



Note 6: Investments

Investments consist of the following (in thousands of U.S. dollars):

                                                     As of         As of
                                                    July 1,     December 31,
                                                     2000          1999
                                                  ----------    ------------

     Ecoair Corp. (9% interest, at cost)          $    2,570    $      2,570
     Auto Ignition, Ltd. (4% interest, at cost)          577             582
                                                  ----------    ------------
                                                  $    3,147    $      3,152
                                                  ==========    ============

Note 7: Debt

Debt consists of the following (in thousands of U.S. dollars):

                                                   As of          As of
                                                  July 1,      December 31,
                                                   2000            1999
                                                 ---------     ------------
      North America
         Revolving credit                        $  17,392     $     12,091
         Senior unsecured notes, 9.625%            125,000          125,000
                                                 ---------     ------------
             Total                                 142,392          137,091

      United Kingdom
         Overdraft facility                          1,487            2,593
         Term loan                                   5,616            6,409
      South Africa                                      96              269
      Argentina                                      1,273            3,160
                                                 ---------     ------------
             Total                                   8,472           12,431

      Total term, revolving credit and
          subordinated debt                        150,864          149,522
      Capital lease obligations                      1,330            1,348
      Other                                            242              256
                                                 ---------     ------------
      Consolidated total                           152,436          151,126
          Less current maturities                   21,923           19,880
                                                 ---------     ------------
      Consolidated long term debt                $ 130,513     $    131,246
                                                 =========     ============

      Cash                                             839              432
                                                 ---------     ------------
      Total debt net of cash                     $ 151,597     $    150,694
                                                 =========     ============

In 1998 we issued $125 million of 9.625% (interest payable semiannually) unsecured senior notes. The senior notes mature on February 1, 2008 but may be redeemed earlier at our option under conditions specified in the indenture pursuant to which the senior notes were issued. The senior notes are senior unsecured obligations of Prestolite Electric Incorporated and are fully and unconditionally guaranteed on a senior unsecured basis by Prestolite Electric Holding, Inc. The senior notes are subordinated to our secured credit facilities, to the extent of the value of the assets securing such indebtedness. The senior notes are also subordinated to the indebtedness of any subsidiary of Prestolite Electric Incorporated, including the indebtedness of its United Kingdom subsidiary. The proceeds were used to refinance existing debt, fund the acquisition of businesses from Lucas Industries, a subsidiary of LucasVarity, plc., and to repurchase certain Prestolite Electric Holding, Inc. securities. The senior notes are more fully described in our Prospectus dated June 26, 1998.

In connection with the issuance of the Notes, we entered into new credit agreements in the U. S. and the U. K. The U. S. agreement consists of a $23.0 million revolving credit facility ($6.4 million available at July 1, 2000), including a $2 million letter of credit sub-facility, which is advanced according to a formula based on eligible accounts receivable and inventory levels. The borrowings are collateralized by all U. S. accounts receivable and inventories and mature on July 31, 2001. Interest is payable at the bank's prime rate (9.5 percent at July 1, 2000) or at the

"London Late Eurodollar" rate plus 2.75 percent, at our option. In certain situations the U.S. rates may be increased by 0.625 percent.

In October, 1999, the Company revised its United Kingdom borrowing arrangements. The revised agreement consists of a (Pounds)2.0 million fixed rate term loan, a (Pounds)2.0 million floating rate term loan and a (Pounds)4.0 million overdraft facility which reduces in steps until it reaches (Pounds)2 million on November 30, 2000. Interest on the fixed rate term loan is 8.144% while interest on the floating-rate term loan and the overdraft facility is at 1.375% above the bank's base rate (6.0% at July 1, 2000). The term loans are repayable in sixty essentially equal monthly payments through January 2004 (fixed rate) and November 2003 (floating rate). The loans are collateralized by the Company's receivables and fixed assets in the United Kingdom.

In Argentina and South Africa, we have arrangements with several banks which allow our subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 14.5 percent to 16.0 percent at July 1, 2000. Total available credit in Argentina and South Africa at July 1, 2000 was approximately $2.8 million.

The senior notes and credit facilities mentioned above contain various covenants including maintenance of certain financial ratios and limits on (a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements of common stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. Violation of certain U.S. debt covenants at December 31, 1999 and July1, 2000, were waived by the U.S. bank.

As a result of the sale of businesses discussed in note 2, the Company expects to renegotiate both its U.S. and U.K. bank facilities. The related debt, therefore, has been classified as current, except for the long-term portion of the U.K. bank debt.

Note 8:  Segment Reporting

Prestolite operates in four principal geographic regions. Sales in South Africa and Argentina consist largely of products for the automotive market while sales in the United States and United Kingdom consist largely of products for non-automotive applications.

Sales to external customers, based on country of origin, are as follows (in thousands of U.S. dollars):

                                                  North            United                             South
                                                 America           Kingdom          Argentina         Africa             Total
                                               -----------       -----------      -------------     ----------         ---------
For quarter ended July 1, 2000                  $   19,701        $   10,935         $   10,024      $   2,917         $  43,577
For quarter ended July 3, 1999                  $   20,677        $   13,254         $   10,809      $   3,265         $  48,005


For six months ended July 1, 2000               $   41,412        $   22,775         $   18,339      $   5,938         $  88,464
For six months ended July 3, 1999               $   41,963        $   27,087         $   20,120      $   6,426         $  95,596

Long lived assets, net of depreciation and amortization, are located as follows (in thousands of U.S. Dollars):

                                       North       United                      South
                                      America      Kingdom      Argentina      Africa        Total
                                     ---------    ---------    -----------    --------     ---------
Long lived assets as of:

July 1, 2000                         $   8,776    $  17,172      $  12,255    $  1,634     $  39,837

December 31, 1999                    $  15,576    $  20,058      $   7,178    $  2,114     $  44,926

Sales to external customers, based on customer location, is as follows (in thousands of U.S. dollars):

                                           North      United                   South
                                          America     Kingdom     Argentina    Africa      Other       Total
                                         ---------   ---------   -----------  --------   ---------   ---------
For quarter ended July 1, 2000           $  18,467   $   5,599     $   9,060  $  2,944   $   7,507   $  43,577

For quarter ended July 3, 1999           $  19,699   $  10,406     $   9,964  $  2,574   $   5,362   $  48,005


For six months ended July 1, 2000        $  38,498   $  12,355     $  17,113  $  6,150   $  14,348   $  88,464

For six months ended July 3, 1999        $  39,517   $  20,517     $  19,214  $  5,368   $  10,980   $  95,596

The Company manages itself based on the business units shown below and evaluates performance based on earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). Corporate overhead, restructuring and redundancy, option repurchase charges, and exchange losses are not charged to the operating segments.

In accordance with SFAS No. 131, the operating results for the three and six month periods ended July 1, 2000 and July 3, 1999 are summarized by operating segment (in thousands of U.S. dollars) below:

                                                  Heavy
                                                   Duty              Automotive
                                                  Systems             Systems         Unallocated
                                                  Division            Divison            Costs              Total
                                                 ----------          ---------        -----------         ---------
Sales to external customers:

For quarter ended July 1, 2000                    $  30,636          $  12,941                            $  43,577
For quarter ended July 3, 1999                    $  33,931          $  14,074                            $  48,005

For six months ended July 1, 2000                 $  64,187          $  24,277                            $  88,464
For six months ended July 3, 1999                 $  65,410          $  30,186                            $  95,596


EBITDA:

For quarter ended July 1, 2000                    $   3,552          $     394          $    (974)        $   2,972
For quarter ended July 3, 1999                    $   4,577          $   1,399          $  (1,443)        $   4,533

For six months ended July 1, 2000                 $   7,876          $     695          $  (2,162)        $   6,409
For six months ended July 3, 1999                 $  11,064          $   2,066          $  (2,840)        $  10,290


A reconciliation of EBITDA to income from continuing operations before income taxes follows (in thousands of U.S. dollars):

                                            For the three months ended            For the six months ended

                                            July 1,            July 3,            July 1,            July 3,
                                             2000               1999               2000               1999
                                         -------------      -------------      ------------       -------------
EBITDA for reporting segments             $      2,972       $      4,533       $     6,409       $      10,290
Depreciation and amortization                    2,329              2,345             4,660               4,730
Restructuring and severance                      1,673                  -             1,700                   -
Loss (gain) on foreign exchange                    544                  -               614                   -
Interest expense                                 4,169              4,114             8,302               7,886
Income (loss) from continuing
                                         -------------      -------------      ------------       -------------
operations before income taxes            $     (5,743)      $     (1,926)      $    (8,867)      $      (2,326)
                                         =============      =============      ============       =============

                 ITEM 2:  Management's Discussion and Analysis
               of Financial Condition and Results of Operation.


Overview

We manufacture alternators, starter motors and other items. These are supplied under the "Prestolite Electric," "Leece-Neville," "Lucas," and "Indiel" brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. "Lucas" is used under license from a subsidiary of LucasVarity plc. Most of our products are component parts used on diesel engines and automobiles, sold to both aftermarket customers and original equipment manufacturers. We sell our products to a variety of markets, in terms of both end-use and geography.

In January 1999, we acquired a remanufacturing business that continues to operate in Garfield, NJ. We purchased this business for $2.9 million, financed through our U.S. revolving line of credit.

We have organized our business into two divisions. While each division bears the name of its principal markets, neither division sells exclusively into its target market. Further, each division has some sales into the target markets of the other division.

The Heavy Duty Systems Division produces alternators, starter motors, inline pumps, control boxes and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. The division's facilities are in Arcade, NY; Florence, KY; Garfield, NJ; Acton, England; and Leyland, England.

The Automotive Systems Division manufactures automotive components, primarily alternators and starter motors. The division's facilities are in South Africa and Argentina. The Argentina operation also manufactures distributors. Some of the products of this division are sold into heavy duty and other markets. In both South Africa and Argentina more than half of our sales are to the automotive aftermarket, and about half of those aftermarket sales are products purchased for resale.

Results of Operations
Continuing Business - Three Months Ended July 1, 2000 Compared to Three Months Ended July 3, 1999

Sales for the three months ended July 1, 2000 were $43.6 million, a decrease of $4.4 million, or 9.2%, from $48.0 million in the second quarter of 1999. The decrease in sales dollars is mainly attributable to the Heavy Duty Systems Division. Heavy Duty Systems sales declined $3.5 million or 10.3%. Heavy Duty Systems sales in the United Kingdom declined $2.3 million while Heavy Duty System sales in the U.S. declined $1.2 million. Heavy Duty Systems defense sales in the United States improved $590,000, or 65.7%, Roberts Remanufacturing sales improved $828,000, or 66.0%; other U.S. sales declined $2.3 million, or 14.0 %. Automotive Systems Division sales declined $982,000, or 7.0%. Argentina sales declined $634,000, or 5.9%, while South Africa sales declined $348,000, or 10.7%.

Gross profit was $7.0 million in the second quarter of 2000, or 16.2% of sales. This compares to gross profit of $8.6 million, or 17.9% of sales, in the second quarter of 1999. Lower sales volume, a shift in mix toward lower margin markets and inventory reduction contributed to this decline.

Selling, general, and administrative expense was $6.9 million, or 15.7% of sales for the second quarter of 2000, a decrease of $0.5 million, or 6.7%, from $7.3 million, or 15.2% of sales, in the second quarter of 1999. The reduction in selling, general, and administrative expense is partially attributable to cost savings recognized from prior and continuing programs refocusing the company on our primary lines of business. In conjunction with those cost reductions, the company recorded a $1.7 million charge in the second quarter to reflect the cost of redundancy and severance payments being made to terminated employees. The employees in question were terminated or advised of their status during the first half of 2000.

Operating loss in the second quarter of 2000 was $1.5 million, or -3.4% of sales, a decrease of $2.7 million, from the $1.3 million operating income, or 2.6% of sales, in the second quarter of 1999. This was due to the factors discussed above.

Other income was $447,000 in the second quarter of 2000, versus other income of $932,000 in the second quarter of 1999. This consists of the net effect of interest income, pension expense for inactive defined benefit pension plans associated with United States facilities that have been closed, royalty expenses, South Africa export rebate income, South Africa trademark expense, and loss or gain on sale of fixed assets. Loss on foreign exchange was $544,000 in the second quarter of 2000. No foreign exchange losses were recorded in the second quarter of 1999.

Interest expense was $4.2 million in the second quarter of 2000, an increase of $55,000, or 1.3%, compared to $4.1 million in the second quarter of 1999. This increase is due primarily to increases in bank debt and interest rates in the United States and the United Kingdom.

The benefit from income taxes was $1.8 million, 31.0% of the loss from continuing operations before taxes, for the second quarter of 2000 as compared to the $862,000 benefit from income taxes for the second quarter of 1999, 44.8% of loss from continuing operations before taxes. The change in the effective tax rate is due to losses in Argentina for which no tax benefit has been recorded.

Six Months Ended July 1, 2000 Compared to Six Months Ended July 3, 1999

Sales for the six months ended July 1, 2000 were $88.4 million, a decrease of $7.1 million, or 7.5%, from $95.6 million in the first half of 1999. The decrease in sales dollars reflects decreases in both Heavy Duty Systems and Automotive Systems divisions. Heavy Duty Systems sales declined $5.3 million or 7.7%. Heavy Duty Systems sales in the United Kingdom declined $4.3 million while Heavy Duty System sales in the U.S. declined $1.0 million. Heavy Duty Systems defense sales in the United States improved $478,000, or 25.0%, Roberts Remanufacturing sales improved $1.4 million, or 53.7%, while other U.S. sales declined $2.8 million, or 7.6 %. Automotive Systems Division sales declined $1.8 million, or 7.0%. Argentina sales declined $1.3 million, or 6.8%, while South Africa sales declined $488,000, or 7.6%.

Gross profit was $15.5 million in the first half of 2000, or 17.5% of sales. This compares to gross profit of $19.2 million, or 20.1% of sales, in the first half of 1999. Lower sales volume and a shift in mix toward lower margin products contributed to this decline.

Selling, general, and administrative expense was $14.1 million, or 15.9% of sales for the first half of 2000, a decrease of $0.6 million, or 4.1%, from $14.7 million, or 15.4% of sales, in the first half of 1999. The reduction in selling, general, and administrative expense is partially attributable to cost savings recognized from prior and continuing programs refocusing the company on our primary lines of business. In conjunction with those cost reductions, the company recorded a $1.7 million charge in the second quarter to reflect the cost of redundancy and severance payments being made to terminated employees. The employees in question were terminated or advised of their status during the first half of 2000.

Operating loss in the first half of 2000 was $297,000, or -0.3% of sales, a decrease of $4.8 million, from the $4.5 million operating income, or 4.7% of sales, in the first half of 1999. This was due to the factors discussed above.

Other income was $346,000 in the first half of 2000, versus other income of $1.1 million in the first half of 1999. This consists of the net effect of interest income, pension expense for inactive defined benefit pension plans associated with United States facilities that have been closed, royalty expenses, South Africa export rebate income, South Africa trademark expense, and loss or gain on sale of fixed assets. Loss on foreign exchange was $614,000 in the first half of 2000, reflecting a decline in the value of the U.K. pound. No foreign exchange losses were recorded in the first half of 1999.

Interest expense was $8.3 million in the first half of 2000, an increase of $416,000, or 5.3%, compared to $7.9 million in the first half of 1999. This increase is due primarily to increases in bank debt and interest rates in the United States and the United Kingdom.

The benefit from income taxes was $1.9 million, 21.7% of the loss from continuing operations before taxes, for the first half of 2000 as compared to the $45,000 benefit from income taxes for the first half of 1999, 1.9% of loss from continuing operations before taxes. The change in the effective tax rate is due to losses in Argentina for which no tax benefit has been recorded.

Discontinued Businesses - Three Months Ended July 1, 2000 Compared to Three Months Ended July 1, 1999

Discontinued operations produced income after taxes of $2.4 million in the first half of 2000 and $1.2 million in the second quarter of 2000. Income on an after-tax basis for these same periods of 1999 was $1.5 million for the first half and $0.4 million for the second quarter. Sales of these operations for the three months ended July 1, 2000 were $19.1 million, an increase of $1.3 million, or 7.8%, from $17.8 million in the same three months of 1999. Gross profit was $4.1 million in the second quarter of 2000, or 21.5% of sales. This compares to gross profit of $3.4 million, or 19.1% of sales, for the second quarter of 1999. Selling, general, and administrative expense was $1.9 million, or 10.0% of sales, for the second quarter of 2000, a decrease of $0.4 million, or 18.2%, from $2.3 million, or 13.1% of sales, in the second quarter of 1999. As the result of the above factors, operating income in the second quarter of 2000 was $2.2 million, or 11.5% of sales, an increase of $1.1 million, or 104.9%, from the $1.1 million, or 6.0% of sales, in the second quarter of 1999.

Discontinued Businesses - Six Months Ended July 1, 2000 Compared to Six Months Ended July 1, 1999

Discontinued operations produced income before taxes of $3.6 million in the first half of 2000 and $2.4 million in the first half of 1999. Income on an after-tax basis for these same periods, reported as income from discontinued operations in our financial statements, was $2.4 million for 2000 and $1.5 for 1999. Sales for the six months ended July 1, 2000 were $38.0 million, an increase of $3.1 million, or 8.8%, from $34.9 million in the same six months of 1999. Sales of battery chargers, switches and DC motors increased. Gross profit was $7.9 million in the first half of 2000, or 20.7% of sales. This compares to gross profit of $7.0 million, or 20.1% of sales, for the first half of 1999. Selling, general, and administrative expense was $4.4 million, or 11.7% of sales, for the first half of 2000, a decrease of $0.2 million, or 3.5%, from $4.6 million, or 13.2% of sales, in the first half of 1999. As the result of the above factors, operating income in the first half of 2000 was $3.4 million, or 9.0% of sales, an increase of $1.0 million, or 40.4%, from the $2.4 million, or 7.0% of sales, in the first half of 1999.

Liquidity and Capital Resources

Cash used by operating activities in the first half of 2000 was $1.0 million. Capital spending for the second quarter of 2000, including discontinued operations, was $2.0 million, a $0.3 million reduction from the $2.3 million of capital spending in the second quarter of 1999. Capital spending for the second quarter of 2000 in the Unites States was $1.4 million, the same as capital spending in 1999. Capital spending for the second quarter of 2000 in the United Kingdom of $243,000, in Argentina of $333,000, and in South Africa of $10,000, compares to the second quarter of 1999 levels in the United Kingdom of $462,000, in Argentina of $348,000, and in South Africa of $61,000. Capital spending for the first half of 2000, including discontinued operations, was $3.4 million, $1.0 million reduction from the $4.4 million of capital spending for the first half of 1999. Capital spending in the United States declined $0.2 million to $2.0 million in the first half of 2000 versus the $2.2 million in the first half of 1999. Capital spending for the first half of 2000 in the United Kingdom of $446,000, in Argentina of $905,000, and in South Africa of $84,000 compares to 1999 capital spending for the first half of $1.0 million in the United Kingdom, $874,000 in Argentina, and $236,000 in South Africa. Capital spending of the discontinued operations, included in the above discussion, in the first half of 2000 was $677,000 compared with $1.5 million in the first half of 1999. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products. We spent $2.9 million in 1999 and $1.7 million in the first half of 2000 on restructuring and severance costs. These amounts have been charged to the various reserves established in December, 1999.

In connection with the acquisition of our Argentina operations from Lucas in 1998, we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables expected to be collected in 2000, and 2001, and up to $4.9 million contingent upon the collection of certain fully-reserved receivables. Aggregate payments for receivables collected totaled $1.1 million in 1998, $0.1 million in 1999, and $0.2 million in the first half of 2000. We expect to pay any of these contingencies from the collection of the receivables in question.

Debt, net of cash, increased from $150.7 million at December 31, 1999 to $151.6 million at July 1, 2000. The increase was due, for the most part, to revolver loan increases for operating purposes. We had revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $6.4 million and $4.1 million were available based on the July 1, 2000 levels of receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. In Argentina and South Africa, we have arrangements with several banks permitting discounting or borrowing against receivables. Total net additional credit available in Argentina and South Africa as of July 1, 2000 was approximately $2.8 million.

We expect our liquidity needs to consist primarily of working capital needs and scheduled payments of principal and interest on our indebtedness. We expect our short-term liquidity needs to be provided by operating cash flows and borrowings under our revolving credit facilities. We expect to fund our long-term liquidity needs from our operating cash flows, the issuance of debt and/or equity securities, bank borrowings, and the sale in August, 2000 of our direct current motor, switches and battery charger businesses. We believe that cash flows from operations, from the sale of the three businesses, our existing cash balances and amounts available under our revolving credit facilities will provide adequate funds for on going operation, planned capital expenditures, investments, and debt service for at least the next twelve months. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

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

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K
              We have not filed any reports on Form 8-K during the quarterly period ended July 1, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 18, 2000          By:  /s/ Kenneth C. Cornelius
                                     ------------------------
                                     Kenneth C. Cornelius
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (principal financial and
                                      accounting officer)