Form 10-Q
period 2000-09-30
PRESTOLITE ELECTRIC HOLDING INC
filed 2000-11-14
CIK 1057053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
         to               .

Commission file Number              333-49429-01

                        PRESTOLITE ELECTRIC HOLDING, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              94-3142033
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

2100 Commonwealth Blvd., Ste 300, Ann Arbor, Michigan                      48105
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

                                Yes  X  No
                                    ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of common shares outstanding
                  Class:                    as of November 10, 2000
             Common Stock                          1,985,000

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I:  Financial Information

         Item 1:   Condensed Consolidated Balance Sheets                                                  3
                      at September 30, 2000 (unaudited) and December 31, 1999

                   Condensed Consolidated Statement of Operations                                         4
                      Three and nine months ended September 30, 2000 (unaudited)
                      and October 2, 1999 (unaudited)

                   Condensed Consolidated Statements of Cash Flows                                        5
                      Nine months ended September 30, 2000 (unaudited)
                      and October 2, 1999 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                                   6


         Item 2:   Management's Discussion and Analysis of Financial                                     12
                   Condition and Results of Operations




Part II:           Other Information                                                                     17

                   Signatures                                                                            18


                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                  (INCLUDING PRESTOLITE ELECTRIC INCORPORATED)
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
                      (in thousands, except share amounts)


                                                                                                    September 30        December 31,
                                                                                                        2000                1999
                                                                                                     ---------           ---------
Assets
   Current Assets:
      Cash                                                                                           $  15,501           $     432
      Accounts receivable, net of allowances                                                            35,331              34,162
      Inventories, net                                                                                  38,090              44,608
      Deferred tax asset                                                                                    --               6,429
      Prepaid and other current assets                                                                   2,498               2,999
                                                                                                     ---------           ---------
                                Total current assets                                                    91,420              88,630

   Property, plant and equipment, net                                                                   37,078              41,145
   Investments                                                                                             577               3,152
   Intangible assets                                                                                     8,852              10,908
   Long-term receivables and pension assets                                                              4,942               4,706
   Net assets related to discontinued operations                                                         1,771              31,063
                                                                                                     ---------           ---------
                                Total assets                                                         $ 144,640           $ 179,604
                                                                                                     =========           =========

Liabilities
   Current Liabilities:
      Revolving credit                                                                               $   4,634           $  19,214
      Current portion of long-term debt                                                                    605                 666
      Accounts payable                                                                                  17,851              22,442
      Accrued liabilities                                                                               13,576              18,344
                                                                                                     ---------           ---------
                                Total current liabilities                                               36,666              60,666

   Long-term debt                                                                                      111,066             131,246
   Other non-current liabilities                                                                         2,269               1,845
   Deferred tax liabilities                                                                              2,139               2,139
                                                                                                     ---------           ---------
                                Total liabilities                                                      152,140             195,896

Stockholders' equity
   Common stock, par value $.01, 5,000,000 shares
      authorized, 1,985,000 and 1,993,000 shares issued and outstanding
      at September 30, 2000 and December 31, 1999, respectively                                              2                   2
   Paid-in capital                                                                                      16,623              16,623
   Retained earnings (accumulated deficit)                                                               4,927              (6,595)
   Notes receivable, employees' stock purchase, 7.74% due 2002                                            (446)               (513)
   Foreign currency translation adjustment                                                              (3,981)             (1,360)
   Treasury stock, 1,318,000 shares on September 30, 2000 and
     1,310,000 on December 31, 1999                                                                    (24,625)            (24,449)
                                                                                                     ---------           ---------
                                Total stockholders' equity                                              (7,500)            (16,292)

                                                                                                     ---------           ---------
               Total liabilities and stockholders' equity                                            $ 144,640           $ 179,604
                                                                                                     =========           =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                  (INCLUDING PRESTOLITE ELECTRIC INCORPORATED)
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)

                                                                     For the three months ended         For the nine months ended
                                                                    -----------------------------     -----------------------------
                                                                    September 30,      October 2      September 30,      October 2
                                                                        2000             1999             2000              1999
                                                                    -------------     -----------     -------------     -----------
Net sales                                                            $    42,709      $    47,335      $   131,173      $   142,931
Cost of goods sold                                                        34,326           38,004          107,300          114,416
                                                                    -------------     -----------     -------------     -----------
      Gross profit                                                         8,383            9,331           23,873           28,515

Selling, general and administrative                                        5,571            7,265           19,658           21,827
Costs associated with option repurchase                                      168               --              168               --
Charge and write-down related to
   two specialty alternator projects                                       3,450               --            3,450               --
Severance                                                                    419               --            2,119               --
                                                                    -------------     -----------     -------------     -----------
      Operating income (loss)                                             (1,225)           2,066           (1,522)           6,688

Interest expense                                                           3,656            4,029           11,958           11,915
Gain on foreign exchange                                                     106               --              720               --
Other income                                                                 (73)            (360)            (419)          (1,298)
                                                                    -------------     -----------     -------------     -----------
     Income (loss) from continuing operations
     before income taxes                                                  (4,914)          (1,603)         (13,781)          (3,929)

Benefit of income taxes                                                   (2,315)             (26)          (4,241)             (71)
                                                                    -------------     -----------     -------------     -----------
     Loss from continuing operations                                      (2,599)          (1,577)          (9,540)          (3,858)
Income (loss) from discontinued
         operations, net of taxes                                            (52)             774            2,299            2,238
Gain on sale of discontinued businesses, net of tax                       15,096               --           15,096               --
Extraordinary item: gain on senior note purchases, net                     3,667               --            3,667               --
                                                                    -------------     -----------     -------------     -----------
      Net income (loss)                                              $    16,112      $      (803)     $    11,522      $    (1,620)

     Other comprehensive income (expense):
        Foreign currency translation adjustment                      $      (544)     $     1,899      $    (2,621)     $      (169)

                                                                    -------------     -----------     -------------     -----------
     Comprehensive income (loss)                                     $    15,568      $     1,096      $     8,901      $    (1,789)
                                                                    =============     ===========     =============     ===========

Basic and diluted earnings per common share
   Loss from continuing operations                                   $     (1.31)     $     (0.79)     $     (4.81)     $     (1.94)
   Income (loss) from discontinued operations and
       sale of businesses                                                   7.58             0.39             8.76             1.12
   Extraordinary income                                                     1.85               --             1.85               --
                                                                    -------------     -----------     -------------     -----------
   Net income (loss) per share                                       $      8.12      $     (0.40)     $      5.80      $     (0.82)
                                                                    ============      ===========     ============      ===========



Basic shares outstanding, weighted average                             1,985,000        1,993,000        1,985,000        1,993,000
Dilutive shares outstanding, weighted average                          2,114,369        2,125,886        2,119,224        2,126,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                  (INCLUDING PRESTOLITE ELECTRIC INCORPORATED)
            CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                       For the nine months ended
                                                                                                   ---------------------------------
                                                                                                   September 30,          October 2,
                                                                                                       2000                  1999
                                                                                                   -------------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                                    $ 11,522              $ (1,620)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
     Cash provided by (used in) discontinued operations                                                   (66)                1,050
     Depreciation                                                                                       5,913                 6,201
     Amortization                                                                                       1,054                 1,166
     Gain on senior note purchase                                                                      (5,914)                   --
     Gain on sale of property, plant, and equipment                                                      (313)                 (123)
     Gain on sale of discontinued businesses                                                          (24,348)                   --
     Deferred gain on sale and leaseback                                                                  114                   114
     Specialty alternator charge and write down                                                         3,450                    --
     Option repurchase                                                                                    168                    --
     Change in deferred taxes                                                                           6,429                   389
     Changes in working capital items                                                                  (3,804)              (15,217)
                                                                                                     --------              --------
           Net cash used in operating activities                                                       (5,795)               (8,040)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                                   (4,522)               (4,968)
Proceeds from disposal of fixed assets                                                                    293                   234
Proceeds from sale of discontinued businesses                                                          50,933                    --
Acquisition of Roberts Remanufacturing                                                                     --                (2,958)
Other investing activities                                                                                  5                    66
                                                                                                     --------              --------
           Net cash (used in) provided by investing activities                                         46,709                (7,626)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in revolving line of credit                                                   (14,832)               14,471
Senior note purchase                                                                                  (13,202)                   --
Payments on long-term debt                                                                               (724)                   --
Proceeds from borrowings                                                                                   --                   659
Other financing activities, net                                                                           476                    53
                                                                                                     --------              --------
           Net cash provided by (used in) financing activities                                        (28,282)               15,183

Effect of foreign currency exchange rate changes                                                        2,437                   419
                                                                                                     --------              --------
Net increase (decrease) in cash                                                                        15,069                   (64)
Cash - beginning of period                                                                                432                   896

                                                                                                     --------              --------
Cash - end of period                                                                                 $ 15,501              $    832
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

We prepared these unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X and on a basis consistent with our audited financial statements for the year ended December 31, 1999. These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of our management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim period presented.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 1999. The year-end 1999 condensed balance sheet data was derived from our audited financial statements, but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the three- and nine- month periods ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

Genstar Capital Corporation and Company management own all of the equity securities of Prestolite Electric Holding, Inc.

NOTE 2: DISCONTINUED OPERATIONS

Effective August 4, 2000 we sold our direct current electric motor, switch, and battery charger businesses to Ametek, Inc. The $62 million contractual sale price of this asset sale will be adjusted for changes in net operating assets from a target amount and for the sales to a key customer during a three-month period in 2001. We estimate that the adjusted sales price will be approximately $59 million, including $7.75 million currently in escrow. We also committed to provide Ametek with certain services at no charge for periods of six to twelve months following closing. After providing for the no-charge services and for other costs related to the transaction, we recorded during the third quarter of 2000 a gain on the disposition of $24.3 million on a pretax basis and $15.1 million after tax. In the fourth quarter of 1999 we recorded a charge of $2.3 million ($3.6 million less a tax benefit of $1.3 million) to recognize the expected loss on the sale of one of these businesses.

We have presented the results of the businesses sold as discontinued operations and have restated prior period financial statement data to conform to that presentation.

Net assets related to discontinued operations at September 30, 2000 include asset disposition proceeds in escrow, provision for no-charge services and other costs related to the transaction, and land and building of the discontinued businesses not included in the divestiture transaction.

NOTE 3: CHARGES RELATED TO SPECIALTY ALTERNATORS

During 1998 and 1999 we committed to a $2.6 million investment for a 9% interest in the equity of Ecoair Corp. We also purchased a license for $570,000 covering a specialty alternator patented by Ecoair, and we acquired approximately $100,000 in equipment and inventory related to the production of the Ecoair alternator. Production of the Ecoair alternator is proving to be far more difficult than originally anticipated. In addition, Ecoair Corp. must secure new investment if it is to survive. We do not intend to invest further in Ecoair Corp. and accordingly recorded a $3.2 million charge in the third quarter of 2000 to write off all our assets related to Ecoair. We also recorded a $250,000 charge in the third quarter of 2000 as the result of settling a lawsuit related to the development and manufacture of a special regulator used in certain alternators.


NOTE 4: INVENTORIES

Inventories are summarized as follows (in thousands of U.S. dollars):

                                                                      As of                  As of
                                                                   September 30,          December 31,
                                                                       2000                   1999
                                                                 ----------------       ---------------
        FIFO Cost:
                  Raw Material                                           $17,034              $ 19,763
                  Work in Progress                                         7,357                 6,658
                  Finished Goods                                          17,994                22,500
                                                                 ----------------       ---------------
                  Total FIFO cost                                        $42,385              $ 48,921
        Adjustment to LIFO cost                                              476                   640
        Reserves for excess and obsolescence                              (4,771)               (4,953)
                                                                 ----------------       ---------------
                                                                         $38,090              $ 44,608
                                                                 ================       ===============


NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands of U.S. dollars):

                                                                        As of                 As of
                                                                   September 30,          December 31,
                                                                        2000                  1999
                                                                  ---------------        --------------
        Land & Buildings                                                $ 21,933              $ 20,926
        Machinery & Equipment                                             43,902                44,591
        Construction in Progress                                           2,948                 2,772
                                                                  ---------------        --------------
                         Total, at Cost                                   68,783                68,289
        Accumulated Depreciation                                         (31,705)              (27,144)
                                                                  ---------------        --------------
        Net                                                             $ 37,078              $ 41,145
                                                                  ===============        ==============

NOTE 6: ACQUISITIONS AND INVESTMENTS

In January 1999, we acquired all the assets of a remanufacturing business from Roberts Generator for $2.9 million. This business now operates as a division of Prestolite, remanufacturing alternators and starter motors.

Investments at September 30, 2000 consist of a 4% interest, recorded at cost, in Auto Ignition, Ltd. Investments at December 31, 1999 consisted of $2,570,000 for Ecoair Corp. (See Note 3) and $582,000 for Auto Ignition, Ltd.

NOTE 7: DEBT

Debt consists of the following (in thousands of U.S. dollars):

                                                                                            As of                      As of
                                                                                       September 30,               December 31,
                                                                                            2000                       1999
                                                                                       -------------               ------------
North America
     Revolving credit                                                                     $     --                   $ 12,091
     Senior unsecured notes, 9.625%                                                        105,883                    125,000
                                                                                          --------                   --------
           Total                                                                           105,883                    137,091

United Kingdom
     Overdraft facility                                                                      2,099                      2,593
     Term loan                                                                               5,045                      6,409
South Africa                                                                                   192                        269
Argentina                                                                                    1,326                      3,160
                                                                                          --------                   --------
     Total                                                                                   8,662                     12,431

Total term, revolving credit and
     subordinated debt                                                                     114,545                    149,522
Capital lease obligations                                                                    1,526                      1,348
Other                                                                                          234                        256
                                                                                          --------                   --------
Consolidated total                                                                         116,305                    151,126
     Less current maturities                                                                 5,972                     19,880
                                                                                          --------                   --------
Consolidated long term debt                                                               $110,333                   $131,246
                                                                                          ========                   ========

Cash                                                                                        15,501                        432
                                                                                          --------                   --------
     Total debt net of cash                                                               $100,804                   $150,694
                                                                                          ========                   ========

In 1998 we issued $125 million of 9.625% (interest payable semiannually) unsecured senior notes. The senior notes mature on February 1, 2008 but may be redeemed earlier at our option under conditions specified in the indenture pursuant to which the senior notes were issued. The senior notes are senior unsecured obligations of Prestolite Electric Incorporated and are fully and unconditionally guaranteed on a senior unsecured basis by Prestolite Electric Holding, Inc. The senior notes are subordinated to our secured credit facilities, to the extent of the value of the assets securing such indebtedness. The senior notes are also subordinated to the indebtedness of any subsidiary of Prestolite Electric Incorporated, including the indebtedness of its U. K. subsidiary. The proceeds were used to refinance existing debt, fund the acquisition of businesses from Lucas Industries, a then subsidiary of LucasVarity, plc., and to repurchase certain Prestolite

Electric Holding, Inc. securities. The senior notes are more fully described in our Prospectus dated June 26, 1998. During the third quarter of 2000 we repurchased and retired Senior notes with a face value of $19,117,000 for $13,203,000 plus accrued interest, resulting in a pretax gain of $5,914,000 ($3,667,000 after tax).

In connection with the issuance of the senior notes, we entered into new credit agreements in the United States and the United Kingdom. The U.S. agreement consisted of a $23.0 million revolving credit facility advanced based on and collateralized by accounts receivable and inventory in North America. Interest was payable at rates ranging from the lender's prime rate to prime plus 0.625%. In September 2000 this facility was replaced by a $5 million revolving credit facility with interest payable at the bank's prime rate (9.5% at September 29, 2000) and a $2 million letter of credit facility with a fee equal to 2% of amounts drawn. These facilities are collateralized by our accounts receivable and inventory in North America. On September 29, 2000 none of the revolving credit facility was drawn and $1.8 million of the letter of credit facility was used.

In 1999, we revised our U. K. borrowing arrangements. The revised agreement consists of a (pound)2.0 million (U.S. $2.9 million) fixed rate term loan, a (pound)2.0 million (U.S $2.9 million) floating rate term loan and a (pound)4.0 million (U.S. $5.9 million) overdraft facility which reduces in steps until it reaches (pound)2 million (U.S. $2.9 million) on November 30, 2000. Interest on the fixed rate term loan is 8.144% while interest on the floating-rate term loan and the overdraft facility is at 1.375% above the bank's base rate (6.0% at September 30, 2000). The term loans are repayable in sixty essentially equal monthly payments through January 2004 (fixed rate) and November 2003 (floating rate). The loans are collateralized by our receivables and fixed assets in the United Kingdom. (Figures in this paragraph are based on an assumed exchange rate of 1.4748.)

In Argentina and South Africa, we have arrangements with several banks which allow our subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 14 percent to 18 percent at September 30, 2000. Total available credit in Argentina and South Africa at September 30, 2000 was approximately $2.7 million of which $2.4 million was borrowed.

The senior notes and credit facilities mentioned above contain various covenants including the maintenance of certain financial ratios and limits on (a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements of common stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. Our
U. S. lender waived certain U.S. debt covenants that we were not in compliance with at December 31, 1999.

As the result of the sale of businesses discussed in Note 2, we expect to renegotiate the U.K. bank credit agreement. Therefore, the related debt has been classified as current, except for the long-term portion of the U.K. fixed rate term loan.

NOTE 8:  REGIONAL INFORMATION

Prestolite operates in four principal geographic regions. Sales from Argentina and South Africa consist largely of products for the automotive (passenger car) market while sales from the United States and United Kingdom consist largely of products for non-automotive applications.

Sales to external customers, based on country of origin, are as follows (in thousands of U.S. dollars):

                                                       United          United                          South
                                                       States         Kingdom         Argentina       Africa             Total
                                                      --------        --------        ---------       -------          ---------
For quarter ended:
   September 30, 2000                                 $ 19,873        $ 10,225        $  9,754        $ 2,857          $  42,709
   October 2, 1999                                    $ 22,061        $ 12,426        $  9,522        $ 3,326          $  47,335

For nine months ended:
   September 30, 2000                                 $ 60,864        $ 33,000        $ 28,515        $ 8,794          $ 131,173
   October 2, 1999                                    $ 64,024        $ 39,513        $ 29,642        $ 9,752          $ 142,931

Long lived assets, net of depreciation and amortization, are located as follows (in thousands of U. S. Dollars):

                                               United             United                             South
                                               States            Kingdom           Argentina        Africa             Total
                                               -------           --------          --------         -------           --------
Long lived assets as of:

September 30, 2000                             $12,518           $ 16,346          $ 6,255          $ 1,818           $ 36,937

December 31. 1999                              $11,795           $ 20,058          $ 7,178          $ 2,114           $ 41,145


Sales to external customers, based on customer location, is as follows (in thousands of U.S. dollars):


                                               North                           South
                                              America         Europe          America         Africa         Other           Total
                                              -------         -------         -------         ------         ------         --------
For quarter ended:

    September 30, 2000                        $18,767         $ 8,514         $ 9,703         $2,866         $2,859         $ 42,709

    October 2, 1999                           $21,243         $12,073         $ 9,965         $2,502         $1,552         $ 47,335

For nine months ended:

   September 30, 2000                         $57,595         $28,554         $28,228         $9,016         $7,780         $131,173

   October 2, 1999                            $58,986         $41,290         $30,317         $7,678         $4,660         $142,931

NOTE 9:  OPERATING SEGMENTS

We manage ourselves based on the business units shown below and evaluate performance based on earnings before interest expense, taxes, depreciation and amortization, or EBITDA. Corporate overhead, restructuring and redundancy, option repurchase charges, exchange losses, and certain other costs are not charged to the operating segments.

Operating results for the three and nine month periods ended September 30, 2000 and October 2, 1999 are summarized by segment (in thousands of U.S. dollars) below:

                                                                        Heavy
                                                                         Duty           Automotive
                                                                       Systems           Systems        Unallocated
                                                                       Division          Division          Costs             Total
                                                                       --------          --------         -------           --------
Sales to external customers:

For quarter ended September 30, 2000                                   $ 30,098          $12,611                            $ 42,709
For quarter ended October 2, 1999                                      $ 34,487          $12,848                            $ 47,335

For nine months ended September 30, 2000                               $ 93,864          $37,309                            $131,173
For nine months ended October 2, 1999                                  $103,537          $39,394                            $142,931


EBITDA:

For quarter ended September 30, 2000                                   $  4,795          $ 1,479          $(1,082)          $  5,192
For quarter ended October 2, 1999                                      $  5,245          $   949          $(1,131)          $  5,063

For nine months ended September 30, 2000                               $ 12,684          $ 2,174          $(3,257)          $ 11,601
For nine months ended October 2, 1999                                  $ 16,309          $ 3,015          $(3,971)          $ 15,353


A reconciliation of EBITDA to income from continuing operations before income taxes follows (in thousands of U.S. dollars):


                                                           For the three months ended             For the nine months ended
                                                        September 30,        October 2,        September 30,        October 2,
                                                             2000               1999                2000               1999
                                                       ----------------   ----------------   -----------------  -----------------
EBITDA for reporting segments                                $   5,192          $   5,063           $  11,601          $  15,353
Depreciation and amortization                                    2,307              2,637               6,967              7,367
Redundancy                                                         419                  -               2,119                  -
Costs associated with option repurchase                            168                  -                 168                  -
Specialty alternator charge                                      3,450                  -               3,450                  -
Loss (gain) on foreign exchange                                    106                  -                 720                  -
Interest expense                                                 3,656              4,029              11,958             11,915
Income (loss) from continuing
     operations before income taxes                    ----------------   ----------------   -----------------  -----------------
                                                              $ (4,914)          $ (1,603)          $ (13,781)          $ (3,929)
                                                       ================   ================   =================  =================

                  ITEM 2: Management's Discussion and Analysis
                of Financial Condition and Results of Operation.

OVERVIEW

We manufacture alternators, starter motors and other items. These are supplied under the "Prestolite Electric," "Leece-Neville," "Lucas," and "Indiel" brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. "Lucas" is used under license from a subsidiary of TRW, Inc. Most of our products are component parts used on diesel engines and automobiles, sold to both aftermarket customers and original equipment manufacturers. We sell our products to a variety of markets, in terms of both end-user and geographic location.

We have organized our business into two divisions. While each division bears the name of its principal markets, neither division sells exclusively into its target market. Further, each division has some sales into the target markets of the other division.

The Heavy Duty Systems Division produces alternators, starter motors, inline pumps, control boxes and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. The division's facilities are in Arcade, New York; Florence, Kentucky; Garfield, New Jersey; Acton, England; and Leyland, England.

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


RESULTS OF OPERATIONS
Three Months Ended September 30, 2000 Compared to Three Months Ended October 2, 1999

Sales for the three months ended September 30, 2000 were $42.7 million, a decrease of $4.6 million, or 9.8%, from $47.3 million in the third quarter of 1999. The decrease in sales dollars is mainly attributable to the Heavy Duty Systems Division. Heavy Duty Systems sales declined $4.4 million or 12.7%. Heavy Duty Systems sales in the United Kingdom declined $2.2 million while Heavy Duty System sales in the United States declined $2.2 million. Automotive Systems Division sales declined $237,000, or 1.8%. Argentina sales improved $232,000, or 2.4%, while South Africa sales declined $469,000, or 14.1%.

Gross profit was $8.4 million in the third quarter of 2000, or 19.6% of sales. This compares to gross profit of $9.3 million, or 19.7% of sales, in the third quarter of 1999. Lower sales volume and a shift in mix toward markets with lower profit margins contributed to this decline.

Selling, general, and administrative expense was $5.6 million, or 13.0% of sales for the third quarter of 2000, a decrease of $1.7 million, or 23.3%, from $7.3 million, or 15.4% of sales, in the third quarter of 1999. The reduction in selling, general, and administrative expense is partially attributable to cost savings recognized from prior and continuing programs refocusing on our primary lines of business. In conjunction with those cost reductions, we recorded a $400,000 charge in the third quarter to reflect the cost of redundancy and severance payments being made to terminated employees. The employees in question were terminated or advised of their status prior to September 30, 2000.

During the third quarter we recorded charges of $3.45 million related to two specialty alternator programs as described in Note 3 to the financial statements. We also recorded a charge of $168,000 as the result of repurchasing options, primarily from former employees of the business units sold during the quarter.

Operating losses in the third quarter of 2000 were $1.2 million, a decrease of $3.3 million from the $2.1 million operating income, in the third quarter of 1999. This was due to the factors discussed above.

Other income was $73,000 in the third quarter of 2000 versus other income of $360,000 in the third quarter of 1999. In 2000 this consists of the net effect of royalty and trademark expenses of $321,000, export rebate income of $403,000, and miscellaneous other income and expense items. Loss on foreign exchange was $106,000 in the third quarter of 2000, reflecting a decline in the value of the U.K. pound sterling. No foreign exchange losses were recorded in the third quarter of 1999.

Interest expense was $3.7 million in the third quarter of 2000, a decrease of $373,000, or 9.3%, compared to $4.0 million in the third quarter of 1999. This decrease is due primarily to decreases in bank debt in the United States and the United Kingdom, and to the reduction of senior note debt from the repurchase and retirement of approximately $19 million of such notes.

The benefit from income taxes for the third quarter of 2000 was $2.3 million, or 47.2% of the loss from continuing operations before taxes, as compared to the $26,000 benefit from income taxes for the third quarter of 1999, 1.62% of loss from continuing operations before taxes. The change in the effective tax rate is due to losses in Argentina for which no tax benefit has been recorded.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended October 2,
1999

Sales for the nine months ended September 30, 2000 were $131.2 million, a decrease of $11.7 million, or 8.2%, from $142.9 million in the nine months ended October 2, 1999. The decrease in sales dollars reflects decreases in both Heavy Duty Systems and Automotive Systems divisions. Heavy Duty Systems sales declined $9.7 million or 9.3%. Heavy Duty Systems sales in the United Kingdom declined $6.5 million while Heavy Duty System sales in the United States declined $3.2 million. Automotive Systems Division sales declined $2.1 million, or 5.3%. Argentina sales declined $1.1 million, or 3.8%, while South Africa sales declined $958,000, or 9.8%.

Gross profit was $23.9 million in the first nine months of 2000, or 18.2% of sales. This compares to gross profit of $28.5 million, or 19.9% of sales, in the first nine months of 1999. Lower sales volume, a shift in mix toward products with lower profit margin and inventory reduction contributed to this decline.

Selling, general, and administrative expense was $19.7 million, or 15.0% of sales for the first nine months of 2000, a decrease of $2.1 million, or 9.9%, from $21.8 million, or 15.3% of sales, in the first nine months of 1999. The reduction in selling, general, and administrative expense is partially attributable to cost savings recognized from prior and continuing programs refocusing the company on our primary lines of business. In conjunction with those cost reductions, the company recorded a $2.1 million charge in the first nine months of 2000 to reflect the cost of redundancy and severance payments being made to terminated employees. The employees in question were terminated or given notice of termination of employment prior to September 30, 2000.

During the third quarter we recorded charges of $3.45 million related to two specialty alternator programs as described in Note 3 to the financial statements. We also recorded a charge of $168,000 as the result of repurchasing options, primarily from former employees of the business units sold during the quarter.

Operating loss in the first nine months of 2000 was $1.5 million, a decrease of $8.2 million from the $6.7 million operating income, in the first nine months of 1999. This was due to the factors discussed above.

Other income was $419,000 in the first nine months of 2000, versus other income of $1.3 million in the first nine months of 1999. In 2000 this consists of the net effect of royalty and trademark expenses of $722,000, export rebate income of $730,000, and miscellaneous other income and expense items. Loss on foreign exchange was $720,000 in the first nine months of 2000, reflecting a decline in the value of the U.K. pound. No foreign exchange losses were recorded in the first nine months of 1999.

Interest expense was $11.9 million in the first nine months of 2000, compared to $11.9 million in the first nine months of 1999. Increases in bank debt and interest rates in the United States and the United Kingdom earlier in the year were offset by decreases in bank debt and senior notes in the third quarter of 2000. As referred to in Note 7, senior notes valued at $19.1 million were repurchased and retired during the period.

The benefit from income taxes was $4.2 million, 30.8% of the loss from continuing operations before taxes, for the first nine months of 2000 as compared to the $71,000 benefit from income taxes for the first nine months of 1999, 1.8% of loss from continuing operations before taxes. The change in the effective tax rate is due to the change in losses in Argentina for which no tax benefit has been recorded.


SALE OF DISCONTINUED BUSINESSES

As discussed in Note 2 to the financial statements, effective August 4, 2000 we sold our direct current electric motor, switch, and battery charger businesses to Ametek, Inc. for approximately $59 million. We recorded a gain on this sale of $24.3 million ($15.1 million after tax).


SENIOR NOTE REPURCHASES

As discussed in Note 7 to the financial statements above, during the third quarter we repurchased and retired approximately $19.2 million of the Senior Notes issued in 1998. These notes were repurchased for $13.2 million plus accrued interest resulting in a pretax gain of $5,914,000 ($3,667,000 after tax).

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities in the first nine months of 2000 was $5.8 million. Capital spending for the third quarter of 2000 was $1.9 million, a $566,000 increase from the $1.3 million of capital spending in the third quarter of 1999. Capital spending for the first nine months of 2000, including discontinued operations, was $5.1 million, $1.7 million reduction from the $6.8 million of capital spending for the first nine months of 1999. Capital spending of the discontinued operations, included in the above discussion, in the first half of 2000 was $677,000 compared with $1.5 million in the first half of 1999 and $13,000 during the third quarter of 1999. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products.

In connection with the acquisition of our Argentina operations from Lucas in 1998, we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables expected to be collected through 2002, and up to $4.9 million contingent upon the collection of certain fully-reserved receivables. Aggregate payments for receivables collected totaled $1.1 million in 1998, $100,000 in 1999, and $200,000 in the first nine months of 2000. We expect to pay any of these contingencies from the collection of the receivables in question.

Debt, net of cash, decreased from $150.7 million at December 31, 1999 to $100.8 million at September 30, 2000. The decrease was due largely to the proceeds from the sale of the businesses discussed above. We had revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $5.0 million and $3.2 million were available based on the September 30, 2000 levels of receivables and inventory which are pledged to support that debt. In Argentina and South Africa, we have arrangements with several banks permitting discounting or borrowing against receivables. Total net additional credit available in Argentina and South Africa as of September 30, 2000 was approximately $1.2 million.

We expect our liquidity needs to consist primarily of capital spending, tax payments, and scheduled payments of principal and interest on our indebtedness. We expect our short-term liquidity needs to be provided by cash on hand, operating cash flows and borrowings under our revolving credit facilities. We expect to fund our long-term liquidity needs from cash on hand, our operating cash flows, and bank borrowings. We believe that cash flows from operations, our existing cash balances and amounts available under our revolving credit facilities will provide adequate funds for on going operation, planned capital expenditures, investments, and debt service for at least the next twelve months. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

           In 1997, Prestolite Electric Incorporated stopped purchasing a regulator from BBS Powermod, Inc. BBS Powermod, Inc. sued for $1.2 million alleging that Prestolite Electric had defaulted on a contract. Prestolite Electric settled this case for $250,000 in September, 2000.

Item 2.  Changes in Securities.

           None

Item 3.  Defaults Upon Senior Securities.

           None

Item 4.  Submission of Matters to a Vote of Security Holders.

           None

Item 5.  Other Information.

           None

Item 6.  Exhibits and Reports on Form 8-K.

       (a)    Exhibits

              10.1 Letter agreement between Comerica Bank and Prestolite Electric Incorporated regarding the Master Revolving Note

              10.2 Master Revolving Note between Comerica Bank and Prestolite Electric Incorporated

              10.3 Letter agreement between Comerica Bank and Prestolite Electric Incorporated regarding Standby Letters of Credit

              27.1   Financial Data Schedule

              99.1 Amendment No. 2 to Management Consulting Agreement between Prestolite Electric Incorporated and Genstar Investment Corporation

       (b)    Reports on Form 8-K

              The Registrant filed a Current Report on Form 8-K dated August 7, 2000 that included information relating to Prestolite Electric's sale of businesses to Ametek, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 14, 2000                        By:  /s/  Kenneth C. Cornelius
                                                    -------------------------
                                               Kenneth C. Cornelius
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (principal financial and
                                                accounting officer)

                                 Exhibit Index


Exhibit No.                     Description

    10.1 Letter Agreement between Comerica Bank and Prestolite Electric Incorporated regarding the Master Revolving Note

    10.2 Master Revolving Note between Comerica Bank and Prestolite Electric Incorporated

    10.3 Letter Agreement between Comerica Bank and Prestolite Electric Incorporated regarding Standby Letters of Credit

    27                          Financial Data Schedule

    99.1 Amendment No. 2 to Management Consulting Agreement between Prestolite Electric Incorporated and Genstar Investment Corporation