Form 10-K
period 2000-12-31
PRESTOLITE ELECTRIC HOLDING INC
filed 2001-04-10
CIK 1057053

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
       DECEMBER 31, 2000.

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER 333-49429-01

                       PRESTOLITE ELECTRIC HOLDING, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      94-3142033
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

 2311 GREEN RD., STE B, ANN ARBOR, MICHIGAN                        48105
  (Address of principal executive offices)                      (Zip Code)

                                 (734) 913-6600
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  (Former name, address, and former fiscal year, if changed since last report)

     Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                         Yes  X                No ____

     As of March 29, 2001, there were 1,985,000 shares of the registrant's common stock outstanding. There is no public market for the registrant's common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This annual report on Form 10-K of Prestolite Electric Holding, Inc. (formerly known as PEI Holding, Inc.) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report may contain forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which our management shares its knowledge and judgment about factors that they believe may materially affect our performance. We make the forward-looking statements in good faith and believe them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 1. "Business -- Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All subsequent written and oral statements that we make are qualified in their entirety by these factors.

     Readers are urged to carefully review and consider disclosures made in this and other reports that we file with the Securities and Exchange Commission that discuss factors germane to our business.

                                     PART I

ITEM 1. BUSINESS

     We are a global manufacturer and distributor of alternators and starter motors for heavy duty, automotive, defense and industrial markets. We sell our products primarily to the aftermarket and original equipment manufacturers ("OEMs"). On January 22, 1998, we acquired three businesses from a subsidiary of LucasVarity plc. As a result of the Lucas acquisition, we consolidated a leadership position in our primary markets, expanded our global reach and improved our aftermarket distribution capabilities. We conduct our business through our operating subsidiary Prestolite Electric Incorporated and its subsidiaries.

     We believe that our position in our primary markets can be attributed to the following factors:

     Product Quality and Brand Recognition. We believe our products are generally recognized by our customers as superior based on their advanced technology, reliability, durability and quality.

     Attractive Aftermarket/Original Equipment Balance. In 2000 approximately 44% of our net sales were to OEM customers and 56% to aftermarket customers. The aftermarket is generally a more stable source of sales and generates higher margins than sales to our OEM customers. See "-- Risk Factors -- We depend on original equipment manufacturers, whose businesses are cyclical." We believe that our aftermarket and original equipment businesses are complementary and provide us with a competitive advantage in meeting customer needs and in maintaining the high levels of expertise necessary to compete successfully in both markets. The engineering and manufacturing capabilities necessary to meet the requirements for original equipment technology and quality are transferable to our aftermarket operations. The use of our products as original components in OEM products is a major factor in generating aftermarket demand. Further, the understanding of replacement activity gained through the aftermarket enhances our understanding of the needs of OEMs. See "-- Market Dynamics."

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

     International Presence. We currently conduct business in the United States, the United Kingdom, South Africa and Argentina. Approximately 57% of our net sales in 2000 were to customers outside of North America. As our original equipment customers expand their manufacturing operations in foreign countries, we expect that these customers will increasingly turn to suppliers who can support their locally-manufactured OEM products and aftermarket requirements. See "-- Risk Factors -- We have risks because of foreign operations."

PRODUCTS

     We manufacture and distribute alternators and starter motors, primarily for use in heavy duty vehicles and automobiles. Our products are also used in a broad range of industrial applications.

     Alternators. We manufacture alternators and regulators primarily for heavy duty applications, generally under the Leece-Neville or Prestolite brand names, and for automotive applications. Alternators are electric generators that produce rectified direct current. Alternator output is directly related to frame size, or diameter. We manufacture alternators in sizes ranging from 5 inches to 8 9/16 inches for use in off-road vehicles, refrigerated trucks, trucks, generator sets, military vehicles, buses and special purpose vehicles such as ambulances. We produce smaller alternators for a wide variety of cars, light to medium trucks and agricultural vehicles.

     Starter Motors. We manufacture a full line of starter motors which includes products designed for the lower-end and mid-size segments of the market. In the United Kingdom, we manufacture a range of heavy duty starter motors which are sold primarily for trucks, buses and generator sets. Through the Lucas acquisition we added starter motors for automobiles and light commercial vehicles.

     Other Products. Other products we manufacture include ignition distributors, the TrekStar line of speedometers and odometers, in-line diesel pumps, and Thermostart brand pre-heaters for diesel engines. We also redistribute in Argentina and South Africa a wide range of automotive products manufactured by third parties.

MARKETS

  Market Dynamics

     Aftermarket. The aftermarket consists of the production and sale of both new and remanufactured parts used in the maintenance and repair of vehicles. Our aftermarket distribution channels consist of:

     - the aftermarket arms of original equipment suppliers;

     - independent distributors, who supply repair shops, dealers and retailers; and

     - government agencies that directly purchase our aftermarket products.

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

  Markets Served

     We sell our products to a variety of markets, including:

     Heavy Duty. The heavy duty market includes heavy duty trucks, school and shuttle buses, emergency vehicles, off-road and special purpose vehicles, refrigerated trucks and generator sets. Our heavy duty products are designed primarily for use with diesel engines, generally 2.5 liters or larger.

     Automotive. Products sold to automobile OEMs are primarily starter motors and alternators in Argentina and South Africa.

     Defense. Our products sold to the defense market include alternators and starter motors for use in military vehicles.

     Industrial, Marine and Other Applications. These sales include starter motors and alternators for marine and other applications.

     Independent Distribution. A portion of sales to each of our markets are through independent distributors. About half of our automotive sales through these distribution networks represents products manufactured by third parties and purchased by us for resale.

CUSTOMERS AND COMPETITION

     Most of our products are component parts used on diesel or gasoline engines. Vehicle components often do not last for the entire life of the vehicle. As a result, sales are made to both aftermarket and original equipment customers. Our sales to OEM customers represented approximately 44% of our 2000 net sales, with the remaining sales derived from aftermarket customers.

     No single customer individually accounts for more than ten percent of our consolidated revenues.

     We operate in highly competitive markets. While no single competitor competes with us in all of our product lines, we face significant competition in each of our product lines. In addition, we are under constant pressure from our major OEM customers to reduce product costs. We believe that our experience in engineering and implementing cost reduction programs and our ability to develop new and improved products and to control manufacturing and development costs should allow our products and prices to remain competitive. See "-- Risk
Factors -- We face substantial competition."

     Delco Remy International Inc. is our principal competitor in the North American market for truck alternators and starter motors in both the OEM and aftermarket segments. Some national and many local remanufacturers also compete in the aftermarket segment. Our principal competitor in the North American transportation refrigeration and off-road portions of the market for heavy duty alternators is Bosch. Bosch is also our principal competitor in the European market for truck and bus alternators and starters. Our principal competitors in the South African and Argentine OEM market include Bosch and other international corporations that import into those markets. C.E. Niehoff is our major competitor in the North American market for military alternators. Our principal competitors in the market for high-amperage (165 to 320 ampere) commercial alternators are Lestek and Powerline. At the lower end of the heavy duty alternator market, automotive-based designs and foreign competitors are a significant factor.

DISCONTINUED OPERATIONS

     In August of 2000 we sold our direct current motor business, switch business and battery charger business. As discussed in Note 2 of our audited financial statements, these businesses generated approximately $71.3 million of sales in 1999 and $44.0 million of sales during the seven months of our ownership in 2000. We treat these as "discontinued operations" in the financial statements. Consequently, they are not included in the discussion above and the sales of these businesses are not included in the $172 million of consolidated sales shown in our financial statements.

     Products of our discontinued businesses include:

     - Material handling motors, 5 to 13 inches in diameter, generally designed for a specific forklift truck model.

     - Pump and winch motors, 4.5 inches in diameter, generally used in hydraulic pump operations.

     - Motors, 3.3 inches in diameter, used for back-up braking systems on school busses and other applications.

     - Battery chargers, sold under the Hobart brand name, generally used in the material handling market.

     - Switches, sold to a wide variety of markets, including material handling and automotive.

     We sold these businesses for a total contract price of $62.0 million, less certain receivables and subject to certain adjustments. We estimate that the adjusted sale price will be approximately $57.4 million.

SEASONALITY, RAW MATERIALS AND BACKLOG

     Our sales to OEMs accounted for approximately 44% of our net sales for the year ended December 31, 2000. As a result, a significant portion of our sales are related to the overall level of domestic and foreign vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors which may have an effect on our sales. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle industries may adversely affect the demand for our products. The balance of our aftermarket and OEM sales, as well as the diversity of our OEM markets served (both in terms of end-use and geography), help stabilize our revenues. However, a decline in the demand for or production of new vehicles could have a materially adverse effect on our results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PATENTS, TRADEMARKS AND LICENSES

     We hold various patents and trademarks related to our products. No single patent or trademark is currently of material importance to our operations. We have applied for U.S. patents for our self-diagnostic alternator and for the use of a conductive bearing to replace brushes in alternators and other rotating machines.

     We have the exclusive right to use the "Prestolite Electric" trade name for use with alternator and starter motors. "Prestolite Wire", "Prestolite Batteries", "Prestolite Motors", and "Prestolite Switches" are sold by unrelated companies. We formerly had the right to the "Prestolite Electric" name under a perpetual, royalty-free license from AlliedSignal Corporation (now Honeywell Incorporated). At the end of 1999, we formed a limited liability company which acquired the rights to the "Prestolite" name from AlliedSignal. Lucas Industries plc retained all rights to the "Lucas" trade name and logo and certain other trademarks following the Lucas acquisition. We are permitted for a transition period to brand products sold by us in Argentina and South Africa with certain Lucas trademarks.

     On April 8, 1998, we entered into an agreement with Hitachi, Ltd., a Japanese corporation, for a seven-year non-exclusive, non-transferable license to manufacture and sell certain starter motors and alternators utilizing Hitachi's proprietary technology in exchange for a one-time fee of Y30.0 million (approximately $0.2 million as of that date) and royalty payments based on the net sales of such products.

EMPLOYEES

     We had approximately 2,000 employees as of December 31, 2000. There are no collective bargaining agreements in effect with respect to any of our United States employees. All of the employees at our Leyland, England facility and all of the hourly and some of the salaried employees at the five facilities acquired in the Lucas acquisition are members of unions. We have not experienced a strike or work stoppage at any of our facilities, except in South Africa as part of nationwide, industry-wide actions that included our facility. We can not assure you that a strike or work stoppage will not occur in the future at any of our facilities.

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

     Our sales to OEMs accounted for approximately 44% of our net sales for the year ended December 31, 2000. As a result, a significant portion of our sales are related to the overall level of domestic and foreign vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle or material handling industries may adversely affect the demand for our products. A decline in the demand for or production of new vehicles could materially adversely affect our results of operations. In addition, we are under increasing pressure from our major OEM customers to reduce product costs. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  We have risks because of our foreign operations.

     We currently conduct business in the United States, the United Kingdom, South Africa and Argentina. Approximately 57% of our net sales in 2000 were to customers outside of North America. We intend to expand our international presence. Adverse results from our foreign operations could adversely affect our results of operations. The success of our international operations will depend on numerous factors, many of which are beyond our control, including economic and political conditions in the countries in which we operate. In particular, Argentina and South Africa have historically been less economically and politically stable than the United States and the United Kingdom. International operations may also increase our exposure to certain risks inherent in doing business outside the United States, including slower payment cycles, unexpected changes in regulatory requirements, potentially adverse tax consequences, restrictions on the repatriation of profits and assets and compliance with foreign laws and standards.

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

  We face substantial competition.

     We operate in highly competitive markets. While no single company competes with us in all of our product lines, we face significant competition in each of our product lines. Many of our competitors are significantly larger and have substantially greater financial and other resources, and we cannot assure you that our products will continue to compete successfully.

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

  We face environmental risks.

     Our operations and properties are subject to various environmental laws. The nature of our operations exposes us to the risk that we will be liable for environmental matters, including off-site disposal matters. We cannot assure you that we will not incur material costs in connection with environmental liabilities or that the contractual indemnities provided by the sellers of the acquired businesses will be applicable or available.

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

     We have a significant amount of debt. As a result, we are highly leveraged and have significant interest expense. In addition, subject to the restrictions contained in the Indenture governing our senior notes and in our bank credit facilities, we may incur additional debt from time to time to pay for acquisitions or capital expenditures or for other purposes. As of December 31, 2000, we had $113 million of consolidated indebtedness outstanding and our stockholders' deficit was approximately $7.1 million.

     Our ability to make scheduled payments of principal or interest on, or to refinance, our debt will depend on future operating performance and cash flow. Our operating performance and cash flow are subject to prevailing economic conditions, prevailing interest rate levels and financial, competitive, business and other factors which may be beyond our control. The degree to which we are leveraged could have important consequences to holders of our senior notes, including, but not limited to, those discussed below under "-- Our debt agreements have restrictive covenants and limitations" and:

     - our ability to obtain additional financing may be impaired;

     - a substantial portion of our cash flow from operations must be dedicated to paying interest on our debt which reduces funds available to us for other purposes;

     - we are substantially more leveraged than certain of our competitors which may place us at a competitive disadvantage;

     - we may be hindered in our ability to adjust rapidly to changing market conditions;

     - our substantial degree of leverage may affect certain suppliers' willingness to give us favorable payment terms; and

     - our substantial leverage could make us more vulnerable in the event of an economic downturn.

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

     Our credit facilities in the United States and United Kingdom include certain negative covenants and restrictions on our actions including, without limitation, restrictions on:

     - making investments, loans and advances and paying of dividends and other restricted payments;

     - incurring additional debt;

     - granting most liens;

     - entering into mergers, consolidations and sales of all or a substantial part of our business or property;

     - selling receivables or repaying other debt; and

     - guaranteeing certain obligations.

     Our credit facilities also require us to meet certain financial covenants, including maintaining minimum fixed charge coverage ratios and funded debt ratios. These restrictive covenants may restrict our ability to expand or to pursue our business strategies. A breach of any of these covenants could result in a default under our credit facilities, in which case, debt under our credit facilities could be declared due and payable. If we were unable to repay borrowings, the lender could proceed against the collateral granted to it to secure that debt.

  We may not be able to repurchase our senior notes upon a change of control.

     Upon the occurrence of a change of control (as defined in the Indenture), each holder of our senior notes may require us to purchase its senior notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. If we did not purchase our senior notes we would default under the Indenture. This would permit the trustee under the Indenture or the holders of at least 25% in principal amount of the outstanding senior notes to declare the principal and accrued but unpaid interest to be due and payable.

  We are controlled by Genstar Capital Corporation.

     As of December 31, 2000, Genstar Capital Corporation owned approximately 96.7% (82.7% on a fully-diluted basis) of our common stock. Consequently, Genstar has the ability to control our business and affairs by virtue of its ability to elect a majority of our board of directors and its voting power with respect to actions requiring stockholder approval. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

ITEM 2. PROPERTIES

     Our corporate headquarters are located at 2311 Green Road, Ann Arbor, Michigan 48105, which we lease. The phone number at that location is (734) 913-6600. The following table sets forth certain information regarding the major facilities we operated as of December 31, 2000:

                                                                SQUARE       OWNED/LEASED (LEASE
                 LOCATION                          USE           FEET         EXPIRATION DATE)
                 --------                          ---          ------       -------------------
Ann Arbor, MI.............................    Headquarters        8,000    Leased (Dec. 2003)
Arcade, NY................................    Manufacturing     342,800    Owned
Florence, KY..............................    Warehouse         108,800    Leased (June 2004)
Garfield, NJ..............................    Manufacturing      42,000    Leased (month to month)
Leyland, U.K. ............................    Manufacturing     250,000    Leased (April 2006)
Acton, U.K. ..............................    Manufacturing     368,000    Owned
Johannesburg, South Africa................    Manufacturing     118,400    Owned
Buenos Aires, Argentina...................    Manufacturing     159,000    Owned
San Lorenzo, Argentina....................    Manufacturing      76,676    Owned
San Luis, Argentina.......................    Manufacturing      30,800    Owned

     We continually evaluate our facility requirements and believe that suitable additional space, if needed, will be available on commercially reasonable terms. We believe that we comply with all relevant environmental regulations related to our properties.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are involved in various litigation matters arising in the ordinary course of our business. Management believes that none of the matters in which we are currently involved, either individually or in the aggregate, is or will be material to our future financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Market Information

     There is no established public trading market for our common stock.

     As of March 22, 2001, there were 1,985,000 shares of our common stock outstanding, held by eight holders. As of March 22, 2001, there were employee held options outstanding to purchase up to an additional 332,660 shares of our common stock.

  Dividends

     From time to time we may pay dividends from funds that are legally available to pay dividends. Our ability to declare and pay dividends on our common stock is restricted by certain covenants. We intend to retain all of our earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on the financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth our selected consolidated historical financial data as of and for the periods indicated. The statements of operations data for each of the fiscal years in the three-year period ended December 31, 2000 and the balance sheet data as of December 31, 1999 and 2000 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K, and are restated to account for the discontinuance of businesses, as discussed above and in Note 2 to our audited financial statements. The statements of operations data for each of the fiscal years in the two year period ended December 31, 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from our audited financial statements not included in this annual report on Form 10-K, restated to account for the discontinuance of businesses, as discussed above. The information in the table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements, including the notes thereto, included elsewhere in this annual report on Form 10-K.

                                                              YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                              1996         1997         1998         1999         2000
                                              ----         ----         ----         ----         ----
                                             (IN THOUSANDS, EXCEPT RATIOS, SHARE AND PER SHARE AMOUNTS)
                                                                     (RESTATED)
STATEMENT OF OPERATIONS DATA:
Net sales...............................    $  88,469    $  96,223    $ 208,999    $ 187,874    $ 171,890
Cost of goods sold......................       72,018       79,814      167,453      151,613      139,641
Selling, general and administrative
  expenses..............................       15,015       14,786       29,444       28,462       24,713
Costs associated with option
  repurchase............................           --           --        2,101            2          173
Charge related to two specialty
  alternators...........................           --           --           --           --        3,450
Severance...............................           56           --          711          450        2,226
                                            ---------    ---------    ---------    ---------    ---------
Operating income........................        1,380        1,623        9,290        7,347        1,687
Other expense (income)(a)...............          142          264          (88)      (1,024)        (618)
Unrealized loss on foreign exchange.....           --           --           --           --        1,121
Interest expense........................        5,313        5,384       13,494       15,816       15,025
                                            ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes and extraordinary
  items.................................    $  (4,075)   $  (4,025)   $  (4,116)   $  (7,445)   $ (13,841)
Provision for (benefit of) income
  taxes.................................       (3,299)         950         (693)        (715)      (4,485)
                                            ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before extraordinary items............    $    (776)   $  (4,975)   $  (3,423)   $  (6,730)   $  (9,356)
                                            =========    =========    =========    =========    =========
Net earnings (loss) per common share
  from continuing operations before
  extraordinary items(b):
     Basic and diluted..................    $   (0.22)   $   (1.44)   $   (1.62)   $   (3.38)   $   (4.71)
Shares used in computing earnings per
  share(b):
     Basic and diluted..................    3,454,740    3,446,740    2,111,812    1,993,000    1,985,000
BALANCE SHEET DATA (at end of period):
Working Capital (excluding debt)........    $  12,389    $  13,780    $  37,060    $  47,844    $  52,931
Total assets............................       91,139       86,609      181,567      179,604      144,319
Total debt..............................       46,514       42,930      140,752      151,126      113,035
Stockholders' equity (deficit)..........       18,018       18,943       (8,918)     (16,292)      (7,083)
OTHER DATA:
EBITDA(c): .............................    $   4,991    $   4,696    $  21,342    $  18,388    $  16,878
Cash flow from operating activities: ...          692        4,178       (4,021)      (1,107)      (5,334)
Cash flow from investing activities: ...       (6,524)       5,054      (53,262)     (10,847)      44,943
Cash flow from financing activities: ...        8,032       (9,582)      57,557       10,418      (31,650)
Ratio of earnings to fixed
  charges(d): ..........................           --           --           --           --           --

-------------------------
(a) Other expense (income) in 2000 and 1999 consists primarily of pension expense for inactive United States defined benefit pension plans, gains on the sale of fixed assets, interest income, foreign currency exchange losses, royalty expenses, and South Africa trademark expense. Other expense (income) in 1998 consists primarily of pension expense for inactive United States defined benefit pension plans, gains on the sale of fixed assets, interest income, and in all other years consists primarily of operating costs of idle facilities.

(b) Earnings per common share and shares used in the computation reflect the 20-for-1 stock split effective March 25, 1998.

(c) EBITDA for any period is calculated as the sum of income (loss) from continuing operations plus the following to the extent deducted in calculating such net income:

     - minority interest;

     - interest expense;

     - income tax expense;

     - depreciation expense;

     - amortization expense;

     - unrealized foreign exchange losses, and;

     - extraordinary items, restructuring charges, and charges associated with the repurchase of stock options, and in 2000 charges associated with two specialty alternator projects.

    We consider EBITDA to be a widely used financial indicator of a company's ability to service debt, fund capital expenditures and expand its business; however, EBITDA is not calculated the same by all companies and is not a measurement required by generally accepted accounting principles. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow (as defined in accordance with generally accepted accounting principles) as a measure of liquidity.

(d) For purposes of computing the ratio of earnings to fixed charges, earnings include income before income taxes, discontinued operations and extraordinary items plus fixed charges. Fixed charges consist of interest expense and 33% of rental expense (deemed by management to be representative of the interest factor of rental payments). Earnings were insufficient to cover fixed charges in 2000 by approximately $13.8 million, in 1999 by $7.4 million, in 1998 by $4.0 million, in 1997 by $4.0 million and in 1996 by $4.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We manufacture alternators, starter motors and other items for heavy duty, automotive, defense and industrial markets. These are supplied under the "Prestolite," "Leece-Neville," "Lucas," and "Indiel" brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. "Lucas" is used under license from a subsidiary of TRW, Inc. Most of our products are component parts used on diesel engines and automobiles, sold to both aftermarket customers and original equipment manufacturers. We sell our products to a variety of markets, in terms of both end-use and geography.

     In January 1998, we acquired three businesses from a subsidiary of LucasVarity plc., now known as TRW, Inc. These businesses operate in England, South Africa, and Argentina. We purchased these businesses for approximately $44.3 million in cash, net of cash acquired and including the assumption of $3.2 million in debt, plus certain future obligations, as described in Note 4 to the financial statements.

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

     We have organized our business into two divisions. While each division bears the name of its principal markets, no division sells exclusively into its target market. Further, each division has some sales into the target markets of the other division.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Sales from continuing operations were $171.9 million in 2000, a decrease of $16.0 million, or 8.5%, from $187.9 million in 1999. These results exclude the sales of the discontinued businesses of $43.9 million in 2000 and $71.3 million in 1999 due to the sale of these businesses. The decrease in sales is mostly attributable to the Heavy Duty Systems Division, where United Kingdom sales declined $7.5 million, or 14.6%, primarily due to reduced military sales, but also due to the reduced exchange rates in 2000. In the United States, Heavy Duty sales declined $9.6 million, or 11.7%, primarily due to reduced aftermarket sales to our OEM customers. Offsetting these declines in the Heavy Duty Systems Division was a $2.6 million increase in the sales of Roberts Remanufacturing. Also contributing to the sales decline was the Automotive Systems Division sales decline of $1.5 million, or 3.0%. The Automotive Systems decline was due to a $1.7 million, or 13.9%, decline in South Africa mostly due to exchange rate fluctuations in 2000. The reduced South Africa sales were offset by an increase in Argentina sales of $0.2 million.

     Gross profit was $32.2 million in 2000, or 18.8% of sales. This compares to gross profit of $36.3 million, or 19.3% of sales, in 1999. The decrease in gross profit as a percent of sales is a result of lower sales volume, a shift in mix toward products with lower profit margins and inventory reduction.

     Selling, general, and administrative expense was $24.7 million, or 14.4% of sales in 2000, a decrease of $3.7 million, or 13.2%, from $28.5 million, or 15.2% of sales, in 1999. Reduction in selling, general, and administrative expense is partially attributable to cost savings recognized from prior and continuing programs. In conjunction with those cost reductions, we recorded a $2.2 million charge in 2000 to reflect the cost of severance payments to terminated employees. The employees in question were terminated or given notice of termination of employment prior to September 30, 2000. We recorded a charge in 1999 of $0.5 million to cover severance payments related to restructuring in Argentina and in the Corporate Tech Center in Ann Arbor, Michigan.

     In 2000, we recorded a charge of $3.5 million to write off the investment and costs of two specialty alternator projects. We also recorded $0.2 million in costs associated with the repurchase of options to purchase our stock from departed employees.

     Operating income in 2000 was $1.7 million, or 1.0% of sales, a decrease of $5.7 million, or 77.0%, from the $7.3 million, or 3.9% of sales in 1999. This was due to the factors discussed above.

     Other income was $0.6 million in 2000 versus $1.0 in 1999. This consists of export rebate income, gain on the sale of fixed assets, interest income, and miscellaneous income. These were partially offset by pension expense for inactive defined benefit pension plans associated with United States facilities that have been closed, royalty expenses, and trademark expense.

     Interest expense was $15.0 million in 2000, a decrease of $0.8 million, or 5.0%, compared to $15.8 million in 1999. This decrease is a result of decreases in bank debt and senior notes beginning in the third quarter of 2000. Senior notes with a face value of $23.1 million were purchased and retired in the second half of 2000.

     The benefit from income taxes was $4.5 million on the $13.8 million loss from continuing operations before taxes and extraordinary items for 2000. This compares to a benefit from income taxes of $715,000 for 1999 on a $7.4 million loss from continuing operations before taxes and an extraordinary item.

     Extraordinary income of $4.1 million, net of taxes, was recorded in 2000 related to the gain on the repurchase of the senior notes.

  Discontinued Businesses -- 2000 compared to 1999

     During 1999, we announced our intention to sell two business segments, the direct current electric motor business ("DC motors") and the battery charger business. In conjunction with that decision, we recorded a charge of $2.3 million ($3,561,000 less a tax benefit of $1,261,000) to recognize the expected loss on the sale of the net assets (including estimated losses through the disposal date) of one of these business segments.

     Effective August 4, 2000, we sold those two businesses plus our switch business to Ametek, Inc. The $62 million contractual price of this asset sale will be adjusted for changes in net operating assets from a target amount and for the sales to a key customer during a three month period of 2001. We estimate that the adjusted sale price will be approximately $57.4 million, including $7.0 million in escrow at December 31, 2000.

     We also committed to provide Ametek with certain services at no charge for periods of six to twelve months following closing. After providing for the no-charge services and for other costs related to the transaction, we recorded a gain on disposition of $23.3 million pretax and $14.5 million after tax.

     In our financial statements we treat the DC motor, battery charger, and switch businesses as discontinued operations. Prior year financial statements, including 1999 and 1998 earnings per share, have been restated to reflect these businesses as discontinued operations.

     Sales from discontinued operations were $44.0 million in the seven months of operation in 2000, while sales of these operations were $71.3 million in 1999. Operating and other income (before income tax) in the seven months of 2000 was $3.6 million, while operating income for 1999 was $4.5 million.

     Provision for income taxes of $1.3 million for the seven months of 2000 and $1.6 million for 1999 resulted in after tax income from discontinued operations of $2.3 million in 2000 and $2.8 million in 1999.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Sales from continuing operations were $187.9 million in 1999, a decrease of $21.1 million, or 10.1%, from $209.0 million in 1998. These results exclude the sales of the discontinued businesses of $71.3 million in 1999 and $73.8 million in 1998. The decrease in sales is mostly attributable to the Automotive Division, where Argentina sales declined $18.7 million, or 33.4%, and South Africa sales declined $0.5 million, or 4.4%. Also contributing to the sales decline was the Heavy Duty Systems decline of $1.9 million, or 1.4%. The Heavy Duty Systems decline was due to a $9.5 million, or 15.5%, decline in the U.K. This decline was partly offset by $5.1 million of sales at the Roberts Remanufacturing facility and by other U.S. Heavy Duty sales increases of $2.5 million or 3.1%.

     Gross profit was $36.3 million in 1999, a decrease of $5.3 million, or 12.7%, from $41.5 million in 1998. Ongoing cost cutting measures in the United Kingdom and Argentina have reduced overhead costs. The benefit of these reductions was offset by declining volume and a shift in sales to lower margin products at some locations. The Roberts Remanufacturing business in the United States has higher margins than the company average, mitigating some of the decline.

     Selling, general, and administrative expense was $28.5 million in 1999, a decrease of $1.0 million, or 3.3%, from $29.4 million in 1998. Reduction in selling, general, and administrative expense in our international locations continued to reflect the cost control benefits of the integration of the businesses acquired in the Lucas acquisition. This reduction was offset in part by the increased selling, general, and administrative expense in U.S. Heavy Duty Systems due to the Roberts acquisition.

     We recorded a $2.1 million charge in January of 1998 to reflect our repurchase from management of 40% of then-outstanding options to purchase our common stock. We also recorded a charge in 1998 of $0.7 million to cover severance payments related to restructuring activities at our facilities in Leyland, England and Decatur, Alabama.

     Operating income in 1999 was $7.3 million, a decrease of $2.0 million, or 20.1%, from the $9.3 million in 1998 due to the factors discussed above. Operating income as a percentage of sales was 3.9% in 1999 compared to 4.4% in 1998.

     Other income was $1.0 million in 1999 versus $88,000 in 1998. This consists of export rebate income, gain on the sale of fixed assets, interest income, and miscellaneous income. These were partially offset by pension expense for inactive defined benefit pension plans associated with United States facilities that have been closed, royalty expenses, and trademark expense.

     Interest expense was $15.8 million in 1999, an increase of $2.3 million, or 17.2%, compared to $13.5 million in 1998. This increase was due to increases in bank debt in the United States, United Kingdom and South Africa, as well as increases in capital leases, as compared to levels of debt in 1998.

     The provision for income taxes was $715,000 in 1999 compared to $693,000 in 1998. The increase in income taxes resulted from an increase in income from continuing operations, before income taxes.

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

  Discontinued Businesses -- 1999 compared to 1998

     As previously noted, the discontinued businesses were sold, effective August 4, 2000. Sales from these discontinued operations were $71.3 million in 1999, a decrease of $2.5 million from the 1998 sales of $73.8 million.

     Operating income in 1999 was $4.5 million, a decrease of $2.8 million from the 1998 operating income of $7.3 million. Provisions for income taxes of $1.6 million in 1999 and $1.7 million in 1998 resulted in our reporting net income from discontinued operations of $2.8 million and $4.9 million for 1999 and 1998 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by continuing operating activities in 2000 was $6.7 million compared to cash used by continuing operations in 1999 of $5.5 million. Cash used by discontinued operations in 2000 of $2.9 million compares to cash provided by discontinued operations in 1999 of $6.2 million. Capital spending in 2000, net of discontinued businesses, was $6.4 million, a $0.3 million reduction from 1999 capital spending of $6.7 million. Capital spending in the U.S. was $3.1 million in 2000 compared to $3.0 million in 1999, a $0.1 million increase. Capital spending in the U.K. was $1.0 million in 2000 compared to $1.3 million in 1999, a reduction of $0.3 million. Capital spending in Argentina and South Africa was $1.6 million and $0.7 million, respectively, in 2000. These compare to 1999 capital spending of $1.9 million in Argentina and $0.4 million in South Africa. Capital expenditures for 2001 are expected to be approximately $6.0 million. Planned expenditures include expenditures to enable us to manufacture new product designs and replace existing equipment.

     In connection with the acquisition of our Argentina operations from Lucas in January 1998, we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables and up to $4.9 million contingent upon the collection of certain fully-reserved receivables. Aggregate payments in 2000 totaled $0.3 million and in 1999 $0.1 million for receivables collected. These contingent payments are expected to be paid from the collection of the receivables.

     Debt, net of cash, decreased to $102.9 million at December 31, 2000 from $150.7 million at December 31, 1999. The decrease was due, in part, to the purchase and retirement of Senior Note debt in 2000 as well as to the sale of the discontinued operations. We had revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $6.0 million and $3.7 million were available based on the December 31, 2000 levels of receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. In Argentina and South Africa, we have arrangements with several banks permitting discounting or borrowing against receivables. Total net additional credit available in Argentina and South Africa as of December 31, 2000 was $1.4 million. The Company was in violation of certain covenants to the credit agreements during 1999 and at December 31, 1999, which were cured as a result of amending the credit agreement.

     We expect our liquidity needs to consist primarily of working capital needs and scheduled payments of principal and interest on our indebtedness. We expect our short-term liquidity needs to be provided by operating cash flows and borrowings under our revolving credit facilities. We expect to fund our long term liquidity needs from our operating cash flows, the issuance of debt and/or equity securities, or from bank borrowings. We believe that cash flows from operations, our existing cash balances and amounts available under the various revolving credit facilities will provide adequate funds for on going operations, planned capital expenditures, investments, and debt service for at lease the next twelve months. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

INFLATION

     We believe that the relatively moderate inflation over the last few years has not has a significant impact on our revenues or profitability and that we have been able to offset the effects of inflation by increasing prices or by realizing improvements in operating efficiency.

NEW ACCOUNTING PRONOUNCEMENTS

     We are required to adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. Pursuant to this statement, all derivative instruments are recognized as assets or liabilities on the balance sheet and measured at fair value. This statement is not expected to have an impact on the financial results of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                                                                PAGE(S)
                                                                -------
REPORT OF INDEPENDENT ACCOUNTANTS...........................        2
FINANCIAL STATEMENTS
Consolidated Balance Sheet..................................        3
Consolidated Statement of Operations........................        4
Consolidated Statement of Stockholders' Equity (Deficit)....        5
Consolidated Statement of Cash Flows........................        6
Notes to Consolidated Financial Statements..................     7-22

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Prestolite Electric Holding, Inc.

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Prestolite Electric Holding, Inc. and its subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Prestolite Indiel Argentina S.A., a wholly owned subsidiary, which statements reflect total assets of $42,042,000 and $46,029,000 as of December 31, 2000 and 1999, respectively, and total revenues of $40,785,000, $39,366,000 and $56,711,000 for each of the three years in the period ended December 31, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and in our opinion expressed herein, insofar as it relates to the amounts for Prestolite Indiel Argentina S.A., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

February 26, 2001
Detroit, Michigan

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  2000        1999
                                                                  ----        ----
ASSETS
CURRENT ASSETS
Cash........................................................    $ 10,181    $    432
Accounts receivable, net of allowance for doubtful accounts
  of $2,447 and $2,369 at December 31, 2000 and 1999,
  respectively..............................................      31,098      34,162
Inventories, net............................................      42,293      44,608
Deferred tax asset..........................................         377       6,429
Prepaid and other current assets............................       2,561       2,999
                                                                --------    --------
       Total current assets.................................      86,510      88,630
                                                                --------    --------
Property, plant and equipment
  Land, building and improvements...........................      21,249      20,926
  Machinery and equipment...................................      44,823      44,591
  Construction in progress..................................       3,435       2,772
                                                                --------    --------
                                                                  69,507      68,289
       Less -- accumulated depreciation.....................     (31,990)    (27,144)
                                                                --------    --------
                                                                  37,517      41,145
Deferred tax asset..........................................         528          --
Investments.................................................         577       3,152
Intangible assets, net......................................       7,970      10,908
Long-term receivables and pension assets....................       5,224       4,706
Net assets related to discontinued operations...............       5,993      31,063
                                                                --------    --------
       TOTAL ASSETS.........................................    $144,319    $179,604
                                                                ========    ========
LIABILITIES
CURRENT LIABILITIES
Revolving credit............................................    $  5,747    $ 19,214
Current portion of long-term debt...........................         555         666
Accounts payable............................................      18,744      22,442
Accrued liabilities.........................................      14,835      18,344
                                                                --------    --------
       Total current liabilities............................      39,881      60,666
Long-term debt..............................................     106,733     131,246
Other non-current liabilities...............................       2,321       1,845
Deferred tax liabilities....................................       2,467       2,139
                                                                --------    --------
       Total liabilities....................................     151,402     195,896
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.01; 5,000,000 shares authorized;
  1,985,000 and 1,993,000 shares issued and outstanding at
  December 31, 2000 and 1999, respectively..................           2           2
Paid-in capital.............................................      16,623      16,623
Retained earnings (accumulated deficit).....................       4,890      (6,595)
Notes receivable, employees' stock purchase, 7.74% due
  2002......................................................        (446)       (513)
Foreign currency translation adjustment.....................      (3,527)     (1,360)
Treasury stock, 1,318,000 and 1,310,000 shares at December
  31, 2000 and 1999, respectively...........................     (24,625)    (24,449)
                                                                --------    --------
       Total stockholders' equity (deficit).................      (7,083)    (16,292)
                                                                --------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIT)...........................................    $144,319    $179,604
                                                                ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  2000        1999        1998
                                                                  ----        ----        ----
Net sales...................................................    $171,890    $187,874    $208,999
Cost of goods sold..........................................     139,641     151,613     167,453
                                                                --------    --------    --------
  Gross profit..............................................      32,249      36,261      41,546
Selling, general and administrative expenses................      24,713      28,462      29,444
Costs associated with option repurchase.....................         173           2       2,101
Charge and write-down related to two specialty alternator
  projects..................................................       3,450          --          --
Severance...................................................       2,226         450         711
                                                                --------    --------    --------
  Operating income..........................................       1,687       7,347       9,290
Interest expense............................................      15,025      15,816      13,494
Unrealized loss on foreign exchange.........................       1,121          --          --
Other expense (income)......................................        (618)     (1,024)        (88)
                                                                --------    --------    --------
  Income (loss) from continuing operations, before
     extraordinary item and income taxes....................     (13,841)     (7,445)     (4,116)
Benefit from income taxes...................................      (4,485)       (715)       (693)
                                                                --------    --------    --------
  Income (loss) from continuing operations before
     extraordinary item.....................................      (9,356)     (6,730)     (3,423)
Income from discontinued operations, net of taxes...........       2,290       2,839       4,928
Gain (loss) on sale of discontinued operations, net of
  taxes.....................................................      14,488      (2,300)         --
Extraordinary item -- gain (loss) on senior note
  transactions, net of taxes................................       4,063          --      (1,275)
                                                                --------    --------    --------
  Net income (loss).........................................    $ 11,485    $ (6,191)   $    230
                                                                ========    ========    ========
Basic and diluted earnings per common share
  Income (loss) from continuing operations..................    $  (4.71)   $  (3.38)   $  (1.62)
  Income from discontinued operations, including gain (loss)
     on sale of discontinued operations.....................        8.45        0.27        2.33
  Extraordinary item........................................        2.05          --       (0.60)
                                                                --------    --------    --------
  Net income (loss).........................................    $   5.79    $  (3.11)   $   0.11
                                                                ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                       RETAINED       NOTES        FOREIGN
                                                                                       EARNINGS     RECEIVABLE    CURRENCY
                                   COMMON   TREASURY   COMMON   PAID-IN    STOCK     (ACCUMULATED    EMPLOYEE    TRANSLATION
                                   STOCK     STOCK     STOCK    CAPITAL   WARRANTS     DEFICIT)       STOCK      ADJUSTMENT
                                   ------   --------   ------   -------   --------   ------------   ----------   -----------
                                     SHARES (IN THOUSANDS)
                                   --------------------------
Balance, January 1, 1998.........  3,303        32       $2     $16,623   $ 3,239      $  (634)       $(346)       $   379
Net income.......................                                                          230
Translation adjustment...........                                                                                     (510)
  Comprehensive loss.............
Purchase of stock warrants.......                                          (3,239)
Common stock sold................              (16)                                                    (251)
Common stock repurchased and
  other..........................            1,294                                                       38
                                   -----     -----       --     -------   -------      -------        -----        -------
  Balance, December 31, 1998.....  3,303     1,310        2      16,623        --         (404)        (559)          (131)
Net loss.........................                                                       (6,191)
Translation adjustment...........                                                                                   (1,229)
  Comprehensive loss.............
Common stock repurchased and
  other..........................                                                                        46
                                   -----     -----       --     -------   -------      -------        -----        -------
  Balance, December 31, 1999.....  3,303     1,310        2      16,623        --       (6,595)        (513)        (1,360)
Net income.......................                                                       11,485
Translation adjustment...........                                                                                   (2,167)
  Comprehensive income...........
Common stock repurchased and
  other..........................                8                                                       67
                                   -----     -----       --     -------   -------      -------        -----        -------
  Balance, December 31, 2000.....  3,303     1,318       $2     $16,623   $    --      $ 4,890        $(446)       $(3,527)
                                   =====     =====       ==     =======   =======      =======        =====        =======


                                   TREASURY              COMPREHENSIVE
                                    STOCK      TOTAL        INCOME
                                   --------    -----     -------------

Balance, January 1, 1998.........  $   (320)  $ 18,943      $    --
Net income.......................                  230          230
Translation adjustment...........                 (510)        (510)
                                                            -------
  Comprehensive loss.............                   --         (280)
                                                            -------
Purchase of stock warrants.......               (3,239)
Common stock sold................       251         --
Common stock repurchased and
  other..........................   (24,380)   (24,342)
                                   --------   --------
  Balance, December 31, 1998.....   (24,449)    (8,918)
Net loss.........................               (6,191)      (6,191)
Translation adjustment...........               (1,229)      (1,229)
                                                            -------
  Comprehensive loss.............                            (7,420)
                                                            -------
Common stock repurchased and
  other..........................                   46
                                   --------   --------
  Balance, December 31, 1999.....   (24,449)   (16,292)
Net income.......................               11,485       11,485
Translation adjustment...........               (2,167)      (2,167)
                                                            -------
  Comprehensive income...........                   --        8,282
                                                            -------
Common stock repurchased and
  other..........................      (176)      (109)
                                   --------   --------
  Balance, December 31, 2000.....  $(24,625)  $ (7,083)
                                   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                  ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations, including
  extra ordinary gain.......................................    $ (5,293)   $ (6,730)   $ (4,698)
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operating activities
  Gain on senior note purchase..............................      (4,063)         --          --
  Loss on debt refinancing..................................          --          --       1,275
  Option repurchase.........................................         173           2       2,101
  Write-off of specialty alternators........................       3,450          --          --
  Deferred gain on sale and leaseback.......................        (389)       (233)       (233)
  Depreciation..............................................       7,329       7,946       8,015
  Amortization..............................................       1,395       1,619       1,137
  Loss on sale of property, plant and equipment.............         125          15         112
  Deferred taxes............................................      (3,696)     (1,668)       (748)
  Changes in operating assets and liabilities
    Accounts receivable.....................................       2,136       4,703      (5,796)
    Inventories.............................................       1,430      (5,434)     (1,674)
    Prepaid and other current assets........................         (80)       (627)      1,911
    Accounts payable........................................      (3,348)      1,361      (4,444)
    Accrued liabilities.....................................      (4,021)     (8,214)     (4,973)
                                                                --------    --------    --------
  Net cash provided by (used in) continuing operating
    activities..............................................      (4,855)     (7,260)     (8,015)
  Net cash provided by (used in) discontinued operations....      (2,890)      6,153       3,994
                                                                --------    --------    --------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......      (7,745)     (1,107)     (4,021)
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................      (6,385)     (6,661)     (7,353)
Proceeds from disposal of property, plant and equipment.....       2,558         122          21
Proceeds from sale of discontinued operations/assets held
  for disposal..............................................      51,613          --
Acquisitions of
  Roberts Remanufacturing...................................          --      (2,924)         --
  Lucas businesses, net of cash acquired of $2,858..........          --          --     (42,629)
  Other.....................................................          --          --        (668)
Investment in affiliates....................................           5      (1,384)     (2,633)
                                                                --------    --------    --------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.....      47,791     (10,847)    (53,262)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in revolving line of credit.........     (13,848)      3,840      (7,663)
Payments on long-term debt..................................      (1,020)        (52)    (22,824)
Proceeds from borrowings....................................          --       6,461     125,000
Costs related to new borrowings, including loss on
  refinancing of $1,991.....................................          --          --      (7,416)
Purchase of treasury stock, options and warrants, employee
  stock receivable..........................................        (282)         44     (29,358)
Borrowings (payments) on capital leases.....................         457         153        (200)
Senior note purchase........................................     (15,865)         --          --
Other financing costs, net..................................         (26)        (28)         18
                                                                --------    --------    --------
         NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES.......................................     (30,584)     10,418      57,557
                                                                --------    --------    --------
Effect of exchange rate changes on cash.....................         287       1,072         167
                                                                --------    --------    --------
Net increase (decrease) in cash.............................       9,749        (464)        441
Cash beginning of year......................................         432         896         455
                                                                --------    --------    --------
Cash, end of year...........................................    $ 10,181    $    432    $    896
                                                                ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................    $ 15,803    $ 13,358    $  9,010
                                                                ========    ========    ========
Taxes paid..................................................    $  1,725    $  1,328    $    494
                                                                ========    ========    ========
NONCASH FINANCING TRANSACTIONS
Debt assumed in acquisition of Lucas businesses.............                            $  3,227
                                                                                        ========

   The accompanying notes are an integral part of the consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

     Prestolite Electric Holding, Inc. ("PEI" "We", "Us" or the "Company"), a subsidiary of Genstar Capital Corporation ("Genstar" or the "Parent") was formed in 1991 to acquire substantially all of the assets and assume certain liabilities of Prestolite Electric Incorporated and its wholly owned subsidiaries ("Prestolite"). PEI changed its name from "PEI Holdings, Inc." to "Prestolite Electric Holding, Inc." on December 31, 1998. PEI includes the wholly-owned subsidiaries Prestolite Electric Incorporated and Prestolite Electric of Michigan, Inc. The wholly-owned subsidiaries of Prestolite Electric Incorporated include Prestolite Electric Limited, a U.K. corporation; Prestolite Electric (Pty) Ltd., a South Africa corporation; and Prestolite Indiel Argentina S.A., an Argentina corporation. Operations are generally conducted as Prestolite Electric Incorporated. There are no material differences between the financial statements of PEI and Prestolite. Separate financial statements of Prestolite have not been presented because management has determined that they would not be material to investors. Summary financial information of Prestolite is presented in Note 19.

     We manufacture and distribute alternators, starter motors, and other electrical components for aftermarket and original equipment applications in the heavy duty vehicle, automotive, defense, material handling, marine, and other industries. Two manufacturing facilities and one distribution warehouse are located in the United States; two manufacturing facilities are located in the United Kingdom; one manufacturing facility is located in South Africa; and three manufacturing facilities are located in Argentina.

2. DISCONTINUED OPERATIONS

     During 1999, we announced our intention to sell two business segments, the direct current electric motor business ("DC motors") and the battery charger business. In conjunction with that decision, we recorded a charge of $2.3 million ($3.6 million less a tax benefit of $1.3 million) to recognize the expected loss on the sale of the net assets (including estimated losses through the disposal date) of one of these business segments.

     Effective August 4, 2000, we sold those two businesses plus our switch businesses to Ametek, Inc. The $62.0 million contractual price of this asset sale will be adjusted for changes in net operating assets from a target amount and for the sales to a key customer during a three month period of 2001. We estimate that the adjusted sale price will be approximately $57.4 million, including $7.0 million in escrow at December 31, 2000.

     We also committed to provide Ametek with certain services at no charge for periods of six to twelve months following closing. After providing for the no-charge services and for other costs related to the transaction, we recorded a gain on disposition of $23.3 million before tax and $14.5 million after tax.

     In the accompanying statements we treated the DC motor, battery charger, and switch businesses as discontinued operations. Prior year financial statements, including 1998 and 1999 diluted earnings per share, have been restated to reflect these businesses as discontinued operations.

     Summary financial information related to the discontinued operations is presented below (in thousands). Amounts for 2000 are through August 4, 2000.

                                                        2000       1999       1998
                                                        ----       ----       ----
NET SALES
DC motors..........................................    $16,828    $27,442    $27,621
Battery chargers...................................     10,885     17,778     18,090
Switches...........................................     16,238     26,108     28,091
                                                       -------    -------    -------
       Total.......................................     43,951     71,328     73,802
OPERATING AND OTHER INCOME (LOSS)
DC motors..........................................       (275)    (1,308)       399
Battery chargers...................................      1,728      2,647      3,015
Switches...........................................      2,174      3,122      4,052
                                                       -------    -------    -------
       Total.......................................      3,627      4,461      7,466
Provision for income taxes.........................      1,337      1,622      2,538
                                                       -------    -------    -------
  Income from discontinued operations..............      2,290      2,839      4,928
Depreciation and amortization (included in
  determining operating income above)
  DC motors........................................        549      1,106      1,018
  Battery chargers.................................        502        842        801
  Switches.........................................        497        926        815
                                                       -------    -------    -------
       Total.......................................    $ 1,548    $ 2,874    $ 2,634
                                                       =======    =======    =======

                                                                2000       1999
                                                                ----       ----
Net assets
  DC Motors and Switches...................................    $    --    $24,477
  Decatur facility held for sale...........................      3,576      3,781
  Escrow and receivable....................................      7,750         --
  Accrued transaction costs and estimated sale price
     reductions............................................     (5,582)        --
  Battery chargers.........................................         --      6,092
  Welding equipment........................................        249        274
  Writedown-loss on property, plant and equipment held
     for disposal..........................................         --     (3,561)
                                                               -------    -------
       Total...............................................    $ 5,993    $31,063
                                                               =======    =======

     The net assets of the discontinued operations at December 31, 1999 consist primarily of accounts receivable, inventory, fixed assets, investments in unconsolidated affiliates and intangible assets net of certain accounts payable and accrued liabilities related to these businesses. The net assets of welding equipment consist of receivables related to the proceeds of a business we sold in 1997. The tax rate used for recording discontinued operations is 38%, which includes 4% for state taxes.

3. CHARGES RELATED TO CERTAIN SPECIALTY ALTERNATORS

     During 1998 and 1999 we committed to a $2.6 million investment for a 9% interest in the equity of Ecoair Corp. We also purchased a license for $570 thousand covering a specialty alternator patented by Ecoair, and we acquired approximately $100 thousand in equipment and inventory related to the production of the Ecoair alternator. Production of the Ecoair alternator proved to be far more difficult than originally anticipated. In addition, Ecoair Corp. must secure new investment if it is to continue as a going concern. We do not intend to invest further in Ecoair Corp. and accordingly recorded a $3.2 million charge in 2000 to write off all our assets related to Ecoair. We also recorded a $250 thousand charge in 2000 as the result of settling a lawsuit related to the development and manufacture of a special regulator used in certain alternators.

4. ACQUISITIONS AND INVESTMENTS

     On January 15, 1999, we acquired a remanufacturing business unit from Roberts Generator for $2.9 million. This business unit operates as Roberts Remanufacturing and rebuilds alternators and starter motors for specialty applications. This acquisition was accounted for under the purchase method. Goodwill recorded for this acquisition was $1.1 million.

     On January 22, 1998, we acquired the heavy-duty products division of Lucas Industries, plc. (a United Kingdom corporation), Lucas South Africa and Lucas Indiel Argentina S. A. (collectively referred to as "the Lucas Businesses"). The Lucas Businesses primarily manufacture alternators and starter motors for the truck, bus and automotive markets in the United Kingdom, continental Europe, South America and South Africa. The purchase price was as follows (in thousands):

Fair value of assets acquired...............................    $ 86,052
Fair value of liabilities acquired..........................     (44,852)
Goodwill (excluding acquisition costs)......................       2,744
                                                                --------
  Purchase price, including repayment of $3,393 of debt.....      43,944
Cash acquired...............................................      (2,858)
                                                                --------
  Purchase price, net of cash acquired......................      41,086
                                                                --------
Assumption of Lucas Argentina debt..........................       3,227
                                                                --------
Total purchase price........................................    $ 44,313
                                                                ========

     In addition, we purchased $1.4 million of inventory from Lucas during 1998 and agreed to pay up to $4.1 million for certain accounts receivable as they are collected ($396,000 and $187,000 collected in 2000 and 1999, respectively, and $2.4 million and $2.8 million due Lucas as of December 31, 2000 and December 31, 1999 respectively). We also agreed to pay Lucas up to $4.9 million if certain fully-reserved receivables are collected.

     The 1998 consolidated statement of operations includes a full year of operating results of the Lucas Businesses.

     Investments at December 31, 2000 consist of a 4% interest, recorded at cost, in Auto Ignition, Ltd., an Indian corporation.

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of PEI and all subsidiaries in which we have financial and operating control. All intercompany accounts and transactions are eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of foreign subsidiaries have been translated from their functional currencies into U.S. dollars at the rates of exchange existing as of the balance sheet date. Revenues and expenses have been translated at the average monthly exchange rates. Translation adjustments are recorded as a separate component of stockholders' equity. Foreign exchange gains and losses related to the transactions of inter-company obligations expected to be repaid are recorded in income when they occur.

INVENTORIES

     Inventories are stated at the lower of cost or market with cost being established by the last-in, first-out ("LIFO") method for substantially all United States inventory and by the first-in, first-out ("FIFO") method for all inventory located outside the United States. Approximately $24,680,000 and $28,712,000 of net inventories at December 31, 2000 and 1999, respectively, have been valued based on FIFO cost.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Costs of maintenance and repairs are charged to operations when incurred; costs of renewals, betterment, and additions are capitalized. The cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and the gain or loss on disposition is recognized as income.

     Depreciation is computed on a straight-line basis over the estimated useful lives of the buildings and improvements (11 to 31) years and the machinery and equipment (3 to 10 years).

INTANGIBLE ASSETS

     Intangible assets are primarily comprised of financing costs and goodwill. At each balance sheet date, management assesses whether there has been impairment in the carrying value of intangible assets. This assessment is based on comparing amortization to anticipated undiscounted cash flows and operating income.

PRODUCT WARRANTY COSTS AND SERVICE RETURNS

     Anticipated costs related to product warranty and service returns are provided for based upon management's estimate of such costs, after consideration of historical trends and sales of products to which such costs relate.

ENGINEERING EXPENSES

     Engineering costs are expensed as incurred and are included in selling, general, and administrative expenses. Total engineering expenses, including expenses of the discontinued businesses, for the years ended December 31, 2000, 1999 and 1998 were $5,630,000, $6,583,000 and $6,793,000, respectively. Included in these engineering expenses are research and development costs (as defined by Statement of Financial Accounting Standards No. 2) for the years ended December 31, 2000, 1999 and 1998 of $3,677,000, $4,986,000 and $5,415,000.

EARNINGS PER SHARE

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

FINANCIAL INSTRUMENTS

     The carrying amount of our financial instruments, which includes cash, accounts receivable, accounts payable, and debt other than senior unsecured notes approximates their fair value at December 31, 2000 and 1999. The fair value of the senior unsecured notes was approximately $58 million at December 31, 2000. Fair values have been determined based on management estimates and information from market sources.

REVENUE RECOGNITION

     We recognize revenues on the sale of our products, net of estimated costs of returns, allowances and sales incentives, when product title transfers to the customer, primarily upon shipment. We generally sell our products on open account under credit terms customary to the region of distribution. We perform ongoing credit evaluation of our customers and generally do not require collateral to secure our customers' receivables.

COMPREHENSIVE INCOME

     Comprehensive income, a measure that reflect all non-owner changes in equity in addition to net income, consists of net income and foreign currency translation adjustments and is presented in the statement of stockholders' equity.

ESTIMATES

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

6. EARNINGS PER SHARE ("EPS")

     In computing income available to common stockholders, no adjustments were required to the amounts reported in the statement of income. Shares of common stock available and potentially issuable used in the computation are comprised of the following:

                                                    2000         1999         1998
                                                    ----         ----         ----
Average number of shares of common stock used
  in computing basic and dilutive EPS.........    1,985,000    1,993,000    2,111,812

     For 2000 and 1999, stock options were not considered in calculating dilutive earnings per share since the effect of inclusion would be anti-dilutive to earnings per common share from continuing operations.

7. INVENTORIES

     Inventories consist of the following at December 31 (in thousands of U.S. dollars):

                                                                2000       1999
                                                                ----       ----
FIFO cost
  Raw materials............................................    $18,051    $19,121
  Work in process..........................................      6,621      6,554
  Finished goods...........................................     21,249     22,756
                                                               -------    -------
       Total FIFO cost.....................................     45,921     48,431
Adjustment to LIFO cost....................................        601        640
Reserves for excess and obsolescence.......................     (4,229)    (4,463)
                                                               -------    -------
                                                               $42,293    $44,608
                                                               =======    =======

8. INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31 (in thousands):

                                                                2000       1999
                                                                ----       ----
Goodwill (five to ten-year amortization)...................    $ 6,750    $ 7,099
Financing costs (ten-year amortization)....................      4,697      5,473
License fees (five-year amortization)......................        200        770
                                                               -------    -------
                                                                11,647     13,342
Less -- accumulated amortization...........................      3,677      2,434
                                                               -------    -------
                                                               $ 7,970    $10,908
                                                               =======    =======

9. ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31 (in thousands):

                                                                2000       1999
                                                                ----       ----
Accrued compensation.......................................    $ 1,240    $ 1,350
Accrued warranty...........................................      1,860      3,418
Accrued restructuring......................................         28        517
Accrued interest...........................................      4,091      5,160
Amount due to Lucas........................................      2,439      2,835
Other accrued liabilities..................................      5,177      5,064
                                                               -------    -------
                                                               $14,835    $18,344
                                                               =======    =======

10. DEBT

     Debt consists of the following at December 31 (in thousands):

                                                               2000        1999
                                                               ----        ----
North America
  Revolving credit.......................................    $     --    $ 12,091
  Senior unsecured notes, 9.625%.........................     101,883     125,000
                                                             --------    --------
       Total.............................................     101,883     137,091
                                                             --------    --------
United Kingdom
  Overdraft facility.....................................       2,160       2,593
  Term loan..............................................       4,904       6,409
South Africa Bank Debt...................................       1,126         269
Argentina Bank Debt......................................       1,356       3,160
                                                             --------    --------
       Total.............................................       9,546      12,431
                                                             --------    --------
       Total term, revolving credit and senior notes.....     111,429     149,522
Capital lease obligations................................       1,376       1,348
Other....................................................         230         256
                                                             --------    --------
       Consolidated total................................     113,035     151,126
     Less -- current maturities..........................       6,302      19,880
                                                             --------    --------
       Consolidated long-term debt.......................    $106,733    $131,246
                                                             ========    ========

     On January 22, 1998, we issued $125 million of 9.625% (interest payable semiannually) unsecured senior notes. The senior notes are guaranteed on a senior unsecured basis by PEI. The proceeds were used to refinance existing debt, fund the acquisition of the Lucas businesses and to repurchase certain PEI securities. The notes mature on February 1, 2008, and are redeemable at the our option, in whole or in part, beginning on February 1, 2003 at amounts from 104.8125% to 100% of the principal plus accrued and unpaid interest to the redemption date with the net proceeds of a public equity offering.

     As a result of this refinancing, we recorded an extraordinary item of $1,275,000 (net of taxes of $716,000), consisting of prepayment penalties, the write-off of unamortized financing costs related to the refinanced debt and the write-off of the unamortized discount on the subordinated debt.

     During 2000, we purchased and retired Senior Notes with a face value of $23.1 million for $15.9 million plus accrued interest. After writing off $0.7 of the unamortized financing cost associated with the Senior Notes, we recorded a $6.6 million extraordinary pretax gain ($4.1 million after tax) on these transactions.

     In 2000 we re-negotiated our U.S. and U.K. bank credit agreements. The present U.S. facility consists of revolving credit facilities totaling $6.5 million with interest payable at the bank's prime rate (9.5% at December 31, 2000) and a $2 million letter of credit facility with a fee equal to 2% of amounts drawn. The U.S. facility is collateralized by eligible accounts receivable. On December 31, 2000 none of the revolving credit facility was drawn and $1.8 million of the letter of credit facility was used.

     The revised U. K. agreement consists of a L2.0 million fixed rate term loan, a L2.0 million floating rate term loan, a L1.4 million floating rate term loan and a L2.8 million overdraft facility. On December 31, 2000, U.K. term loan borrowings were L3.3 million; the L1.4 million term loan was not drawn. Revolver borrowings were L1.4 million. Interest on the fixed rate term loan 8.144% while interest on the floating-rate term loans and the overdraft facilities are at 1.375% above the bank's base rate (6.0% at December 31, 2000). The term loans are repayable in sixty monthly payments through January 2004 (fixed rate), November 2003 and January 2005. The U. K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom.

     In Argentina and South Africa, we have arrangements with several banks which allow our subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 14.5% to 19.0% at December 31, 2000.

     Based on the revised U. S. and U. K. agreements, at December 31, 2000 we could have borrowed an additional $6.0 million in the U.S. and $3.7 million (L2.0 million, translated at 1.457 dollars to pounds sterling) in the U. K.

     The senior notes mentioned above contain various covenants including the maintenance of certain financial ratios and limits on (a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements of common stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. The foreign facilities contain covenants that pertain to the foreign operations.

Maturities of debt obligations at December 31 are as follows (in thousands):

YEAR
----
2001......................................................    $  6,302
2002......................................................       1,615
2003......................................................       1,344
2004......................................................       1,279
2005......................................................         589
Thereafter................................................     101,906
                                                              --------
                                                              $113,035
                                                              ========

11. INCOME TAXES

     Income (loss) from continuing operations, before income taxes, consists of the following (in thousands):

                                                       2000       1999        1998
                                                       ----       ----        ----
United States....................................    $(11,391)   $(8,238)   $(10,832)
Foreign..........................................      (2,450)       793       6,716
                                                     --------    -------    --------
                                                     $(13,841)   $(7,445)   $ (4,116)
                                                     ========    =======    ========

     The components of income tax related to continuing operations are as follows (in thousands):

                                                        2000       1999       1998
                                                        ----       ----       ----
United States
  Current..........................................    $(4,348)   $  (359)   $   400
  Deferred.........................................     (1,205)    (2,440)    (4,052)
  Increase in valuation reserve....................        154         --         --
Foreign
  Current..........................................        599      1,134      1,737
  Deferred.........................................         --        752        747
  Increase in valuation reserve....................         --         --        138
State and local....................................        315        198        337
                                                       -------    -------    -------
                                                       $(4,485)   $  (715)   $  (693)
                                                       =======    =======    =======

     A reconciliation of the U.S. statutory tax rate to the effective tax rate is as follows:

                                                              2000     1999     1998
                                                              ----     ----     ----
Statutory rate............................................     34.0%    34.0%   34.0%
Change in valuation reserve...............................     (1.1)     0.0    (3.3)
State and local, net of federal benefit...................     (2.3)    (2.6)   (5.4)
Difference in foreign tax rates...........................      4.0      2.5    (2.8)
Permanent different.......................................     (0.7)    (2.6)   (2.8)
NOLs not benefited........................................     (8.1)   (20.2)    0.0
Other.....................................................      6.6     (1.5)   (2.9)
                                                              -----    -----    ----
Effective tax rate........................................     32.4%     9.6%   16.8%
                                                              =====    =====    ====

     The major components of deferred taxes (stated on an after tax basis) on the balance sheet are as follows (in thousands):

                                                               2000        1999
                                                               ----        ----
Accrued tax benefit carryforwards........................    $ 13,901    $ 17,087
Assets of discontinued operations........................       1,304       1,214
Current liabilities......................................        (245)      1,585
Accounts receivable......................................         283         724
Inventories..............................................        (463)       (688)
Property, plant and equipment............................      (3,048)     (1,984)
Pension liability........................................          87        (561)
Other....................................................         810       1,840
Valuation reserve........................................     (14,191)    (14,927)
                                                             --------    --------
                                                             $ (1,562)   $  4,290
                                                             ========    ========

     Our Argentina subsidiary has NOL carryforwards at December 31, 2000 of approximately $36.0 million, which expire in 2001 through 2004. The valuation reserve represents a full reserve against the net deferred tax asset position of the Argentina operation and a reserve against the U.S. foreign tax credit, as management believes that realization of these benefits is not probable.

12. EMPLOYEE BENEFIT PLANS

     We have a retirement savings plan for substantially all of our United States employees. This plan has a deferred salary arrangement and matching contributions by the Company. Our matching contributions to this plan were $475,000, $635,000 and $653,000 for 2000, 1999 and 1998, respectively, including contributions for employees associated with the operations sold in 2000.

     We also have defined benefit plans that cover certain former United States employees. Benefits under these defined plans are based on years of service. Our funding policy is to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Our subsidiaries in the United Kingdom and South Africa provide retirement benefits based on the employee's earnings. Our funding policy is to meet the minimum funding requirements imposed by current statutes or tax regulations.

     The following table provides a reconciliation of benefit obligations, plan assets and funded status of the United States defined benefit plans at December 31, 2000 and 1999, based upon most recent actuarial valuations (December 31, 2000 and 1999), (in thousands):

                                                                 2000      1999
                                                                 ----      ----
Change in benefit obligation
  Benefit obligation at beginning of year...................    $2,785    $3,079
  Service cost..............................................        12        12
  Interest cost.............................................       226       218
  Actuarial (gain) loss.....................................       (44)     (330)
  Benefits paid.............................................      (153)     (194)
                                                                ------    ------
     Benefit obligation at end of year......................     2,826     2,785
                                                                ------    ------
Change in plan assets
  Fair value of plan assets at beginning of year............     3,058     2,685
  Actual return on plan assets..............................       115       307
  Employer contribution.....................................        --       260
  Benefits paid.............................................      (153)     (194)
                                                                ------    ------
     Fair value of Plan assets at end of year...............     3,020     3,058
                                                                ------    ------
Funded status...............................................       194       273
Unrecognized net actuarial gain.............................      (401)     (484)
                                                                ------    ------
     Accrued benefit cost...................................    $ (207)   $ (211)
                                                                ======    ======
Weighted-average assumptions as of December 31
  Discount rate.............................................      8.40%     8.40%
  Expected return on plan assets............................      8.00%     8.00%
  Rate of compensation increase.............................        --        --

                                                              PENSION BENEFITS
                                                           -----------------------
                                                           2000     1998     1999
                                                           ----     ----     ----
Components of net periodic benefit cost
  Service cost.........................................    $  12    $  12    $  12
  Interest cost........................................      226      218      211
  Expected return on plan assets.......................     (236)    (222)    (195)
  Amortization of net (gain) loss......................       (6)      --       --
                                                           -----    -----    -----
     Net periodic benefit cost.........................    $  (4)   $   8    $  28
                                                           =====    =====    =====

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the U.K. and South Africa defined benefit plans at December 31, 2000 and 1999, based upon the most recent actuarial valuations (December 31, 2000 and 1999), (in thousands):

                                                           2000            1999
                                                           ----            ----
Change in benefit obligation
  Benefit obligation at beginning of year..........    $     33,162    $     15,618
  Service cost.....................................           2,164           2,254
  Interest cost....................................           2,071           1,824
  Plan participants' contributions.................           1,034           1,081
  Actuarial (gain) loss............................             602            (308)
  Acquisition......................................              --          13,594
  Benefits paid....................................          (1,155)           (901)
  Cost of insurance................................             (47)             --
  Change in currency...............................          (4,145)             --
                                                       ------------    ------------
     Benefit obligation at end of year.............          33,686          33,162
                                                       ------------    ------------
Change in plan assets
  Fair value of plan assets at beginning of year...          38,104          17,425
  Actual return on plan assets.....................           3,165           5,357
  Acquisition......................................              --          13,594
  Employer contribution............................           1,570           1,677
  Plan participants' contributions.................           1,034           1,084
  Benefits paid....................................          (1,155)           (901)
  Cost of insurance................................             (47)             --
  Administration expenses..........................            (240)           (132)
  Change in currency...............................          (4,885)             --
                                                       ------------    ------------
     Fair value of Plan assets at end of year......          37,546          38,104
                                                       ------------    ------------
Funded status......................................           3,860           4,942
Unrecognized transition asset......................            (700)           (828)
Unrecognized prior-service cost....................             252             391
Unrecognized actuarial (gain)/loss.................          (1,776)         (3,085)
                                                       ------------    ------------
     Prepaid benefit cost..........................    $      1,636    $      1,420
                                                       ============    ============
Weighted-average assumptions as of December 31
  Discount rate....................................       5.5 - 12%       5.5 - 12%
  Expected return on plan assets...................       5.5 - 12%       5.5 - 12%
  Rate of compensation increase....................     3.5 - 10.5%     3.5 - 10.5%

                                                               PENSION BENEFITS
                                                          --------------------------
                                                           2000      1999      1998
                                                           ----      ----      ----
Components of net periodic benefit cost
  Service cost........................................    $2,159    $2,254    $1,992
  Interest cost.......................................     2,071     1,824       998
  Expected return on plan assets......................    (2,821)   (2,154)   (1,482)
  Amortization of transition (asset) obligation.......      (129)     (129)     (129)
  Amortization of prior-service cost..................        53        53        53
  Recognized net actuarial loss.......................       (65)      (62)      (89)
                                                          ------    ------    ------
     Net periodic benefit cost........................    $1,268    $1,786    $1,343
                                                          ======    ======    ======

13. LEASES

     We lease certain office and manufacturing facilities, data processing equipment and automobiles under long-term operating lease agreements. In the current year, we entered into capital leases for certain manufacturing and engineering equipment and improvements related to real property. The leases expire on various dates through 2006. Future minimum lease payments for operating and capital leases (with terms in excess of one year) at December 31, 2000 were (in thousands):

                      OPERATING LEASES
                      ----------------
2001........................................................    $1,070
2002........................................................       923
2003........................................................       724
2004........................................................       213
2005........................................................        52
Thereafter..................................................        --
                                                                ------
                                                                $2,982
                                                                ======

     Rent expense for the operating leases of continuing operations was $1,168,815, $1,330,750 and $1,630,460 for the years ended December 31, 2000,
1999 and 1998, respectively.

     Scheduled payments on capital leases as of December 31, 2000 were (in thousands):

          CAPITAL LEASES (YEAR ENDED DECEMBER 31)
          ---------------------------------------
2001........................................................    $  535
2002........................................................       339
2003........................................................       234
2004........................................................       169
2005........................................................        99
Thereafter..................................................        --
                                                                ------
     Total minimum lease payments...........................     1,376
  Less -- imputed interest..................................       340
                                                                ------
     Present value of net minimum lease payments............    $1,036
                                                                ======

     The book value, as of December 31, 2000, of equipment under capital leases was $1,596,139, which is net of amortization of $678,576.

14. STOCK OPTIONS AND WARRANTS

     PEI has a stock option plan for certain employees. We have reserved 350,280 shares for the plan. Options issued have exercise prices of $5.00 to $22.00 per share, and no options have been exercised. Options generally vest 20 percent per year over five years but may not be exercised until 90 days following the effective date of a registration statement under the Securities Act of 1933 or upon receipt by PEI of a legal opinion that registration is not required. The exercise date may be accelerated upon a change of control. The options expire 10 years from the date of grant.

     The changes in stock options outstanding for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                               OPTIONS     PRICE
                                                               -------     -----
Outstanding at January 1, 1998.............................     309,900    $ 6.25
Granted....................................................      95,500     18.86
Forfeited..................................................     (12,100)     7.80
Repurchased................................................    (123,960)     5.31
                                                               --------
Outstanding at December 31, 1998...........................     269,340     11.10
Granted....................................................      51,000     22.00
Forfeited..................................................      (4,900)    20.46
Repurchased................................................        (600)    18.86
                                                               --------
Outstanding at December 31, 1999...........................     314,840     12.71
Granted....................................................      53,000     22.00
Forfeited..................................................     (15,120)    20.71
Repurchased................................................     (17,060)    10.82
                                                               --------
Outstanding at December 31, 2000...........................     335,660     13.92
                                                               ========
Exercisable at December 31, 2000...........................          --
                                                               ========
Vested at December 31, 2000................................     188,680    $ 9.50
                                                               ========

     Information with respect to stock options outstanding at December 31, 2000 follows:

                                                                               AVERAGE
                                                             OPTIONS          REMAINING
                      EXERCISE                           OUTSTANDING AT      CONTRACTUAL
                       PRICE                            DECEMBER 31, 2000    LIFE (YEARS)
                      --------                          -----------------    ------------
$5.00...............................................          58,760             1.3
$6.25...............................................          20,400             3.0
$8.25...............................................          83,800             4.6
$18.86..............................................          76,700             7.3
$22.00..............................................          96,000             9.2
                                                             -------
     Total..........................................         335,660
                                                             =======

     We continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" ("APB 25") in accounting for our stock option plan.

     Under APB 25, we do not recognize compensation expense on the issuance of our stock options because the option terms are fixed and the exercise price equals the fair value of the underlying stock on the grant date.

     As required by SFAS 123, we have determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1995, under the fair value method of SFAS 123.

     Principal assumptions used in calculating the pro forma information were as follows:

                                                           2000      1999      1998
                                                           ----      ----      ----
Risk-free interest rates..............................      6.01%     5.90%     4.73%
Expected life, in years...............................      7.00      7.00      7.00
Expected volatility...................................      0.00%     0.00%     0.00%
Expected dividend yield...............................      0.00%     0.00%     0.00%
Weighted average fair value of options granted........    $22.00    $22.00    $18.86

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Pro forma information follows (in thousands except for earnings per share information):

                                                          2000       1999      1998
                                                          ----       ----      ----
Net income (loss), as reported.......................    $11,485    $(6,191)   $ 230
Net income, pro forma................................     11,331     (6,415)     145
Earnings per common share, as reported
  Basic and diluted..................................    $  5.79    $ (3.11)   $0.11
Earnings per common share, pro forma
  Basic and diluted..................................    $  5.71    $ (3.22)   $0.07

     The pro forma effect on net income for 2000, 1999, and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

15. RELATED PARTY TRANSACTIONS

     We have a management consulting agreement with Genstar Investment Corporation ("GIC"), an affiliate of Genstar. Under the agreement, we pay GIC a management consulting fee. For the years ended December 31, 2000, 1999 and 1998, $825,000, $900,000 and $900,000, respectively, were charged to operations under this agreement. At December 31, 2000 and 1999, $150,000 and $225,000 of these fees were accrued and unpaid.

16. LITIGATION AND CLAIMS

     Various legal actions and claims are pending or may be instituted or asserted in the future against us. The outcome of individual matters is not predictable at this time. The potential aggregate amount of liability at December 31, 2000 and 1999 with respect to these matters cannot be ascertained; however, we believe that any resulting unrecorded liability would not materially affect our future consolidated financial statements.

     We record a liability for environmental remediation costs when a clean-up program becomes probable and the costs can be reasonably estimated. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements.

17. SEVERANCE

     During 2000, we announced and implemented fixed cost reduction involving employee cutbacks. During 1999, we announced restructuring plans related primarily to our operations in Argentina and the U.S. Technical Center in Ann Arbor, Michigan. All costs related to the plans are for employee severance. The following is a summary of the severance charges and outlays (in thousands):

                                                                2000       1999
                                                                ----       ----
Beginning balance..........................................    $   517    $ 2,980
Severance cost charged to operations.......................      2,226        450
Payments...................................................     (2,715)    (2,913)
                                                               -------    -------
     Ending balance........................................    $    28    $   517
                                                               =======    =======

18. SEGMENT REPORTING

     We operate in four principal geographic areas. Sales from South Africa and Argentina consist largely of products for the automotive market while sales of products from the United States and United Kingdom consist largely of products for non-automotive application. Sales between geographic segments and between operating segments are priced at cost plus a standard markup.

     Sales are as follows (in thousands):

                                         UNITED     UNITED                   SOUTH
                                         STATES     KINGDOM    ARGENTINA    AFRICA      OTHER      TOTAL
                                         ------     -------    ---------    ------      -----      -----
Sales to external customers, based on
  country of domicile
     2000............................    $79,648    $44,205     $37,519     $10,518    $    --    $171,890
     1999............................     86,622     51,733      37,299      12,220                187,874
     1998............................     79,065     61,260      55,993      12,681                208,999
Long-lived assets
     2000............................    $12,648    $16,312     $ 6,741     $ 1,816               $ 37,517
     1999............................     14,125     17,573       7,333       2,114                 41,145
     1998............................     13,336     18,943       8,296       2,160                 42,735
Sales to external customers, based on
  location of customers
     2000............................    $73,889    $39,199     $37,366     $10,771    $10,665    $171,890
     1999............................     82,417     50,526      38,104       9,997      6,830     187,874
     1998............................     75,914     58,939      55,765      10,624      7,757     208,999

     We manage on the basis of two business units (Heavy Duty Systems, and Automotive Systems) and evaluate the performance of our segments based on earnings before interest expense, taxes, depreciation and amortization and excluding restructuring and option repurchase charges ("EBITDA"). Corporate overhead and certain other charges are not allocated to the business units. The operating segments reported below are our segments for which separate financial information is available and for which operating income amounts are evaluated regularly by executive management. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 5. We sold three businesses previously reported as part of Electric Systems Vehicle Division during 2000. We now manage those portions of Electrical Vehicle Systems Division not sold as part of Heavy Duty Systems Division. Prior period results for the Heavy Duty Division are restated below. Segment assets are not currently broken out in the normal course of managing segment operations; accordingly, such information is not available for disclosure.

     In accordance with SFAS No. 131, the operating results for the years ended December 31, 2000, 1999 and 1998 are summarized by operating segment (in thousands of U.S. dollars) below:

                                        HEAVY DUTY    AUTOMOTIVE
                                         SYSTEMS       SYSTEMS      UNALLOCATED
                                         DIVISION      DIVISION        COSTS        TOTAL
                                        ----------    ----------    -----------     -----
Sales to external customers
  2000..............................     $123,853      $48,037        $    --      $171,890
  1999..............................      138,355       49,519             --       187,874
  1998..............................      140,190       68,809             --       208,999
EBITDA
  2000..............................     $ 17,782      $ 3,023        $(3,927)     $ 16,878
  1999..............................       20,249        3,081         (4,942)       18,388
  1998..............................       21,408        6,437         (6,503)       21,342

     A reconciliation of EBITDA to income from continuing operations before income taxes follows (in thousands of U.S. dollars):

                                                        2000       1999       1998
                                                        ----       ----       ----
EBITDA for reporting segments.....................    $ 16,878    $18,388    $21,342
Depreciation and amortization.....................       8,724      9,565      9,152
Severance, option repurchase costs and special
  alternator charges..............................       5,849        452      2,812
Unrealized loss on foreign exchange...............       1,121         --         --
Interest expense..................................      15,025     15,816     13,494
                                                      --------    -------    -------
  Income (loss) from continuing operations before
     extraordinary item and income taxes..........    $(13,841)   $(7,445)   $(4,116)
                                                      ========    =======    =======

19. SUMMARY OF PRESTOLITE ELECTRIC, INCORPORATED

     Summary consolidated financial information of Prestolite Electric Incorporated follows (in thousands):

                                                      2000        1999        1998
                                                      ----        ----        ----
STATEMENT OF OPERATIONS
Net sales.......................................    $171,890    $187,874    $208,999
Gross profit....................................      32,249      36,261      41,546
Income (loss) from continuing operations before
  extraordinary loss............................      (9,398)     (6,773)     (3,461)
Net income......................................      11,443      (6,234)        192
BALANCE SHEET
Current assets..................................      86,510      88,630      92,906
Noncurrent assets...............................      57,809      90,974      90,867
Current liabilities.............................      39,881      60,666      56,247
Noncurrent liabilities..........................     111,521     135,230     136,506
Stockholders' equity............................      (7,083)    (16,292)     (8,980)

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                                  SCHEDULE II
               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                 -----------------------------------
                                    BALANCE AT     RESERVES     CHARGE TO   CHARGED                    BALANCE AT
                                    BEGINNING      ADDED W/     COSTS AND   TO OTHER                      END
                                    OF PERIOD    ACQUISITIONS   EXPENSES    ACCOUNTS   DEDUCTIONS(1)   OF PERIOD
                                    ----------   ------------   ---------   --------   -------------   ----------
Allowance for Doubtful Accounts:
Year ended December 31, 2000......    $2,369                     $1,550                   $1,472         $2,447
Year ended December 31, 1999......    $2,933                     $1,356                   $1,920         $2,369
Year ended December 31, 1998......    $1,969        $1,042       $1,639                   $1,717         $2,933
Reserve for Inventory
  Obsolescence:
Year ended December 31, 2000......    $4,463        $ (276)      $1,456                   $1,414         $4,229
Year ended December 31, 1999......    $4,258        $ (712)      $2,230                   $1,313         $4,463
Year ended December 31, 1998......    $2,986        $2,204       $1,279                   $2,211         $4,258

-------------------------
(1) Deductions related to the allowance for doubtful accounts relate to the write-off of uncollectable accounts and to changes to the reserves for the return of used parts. Deductions related to inventory obsolescence relate primarily to the disposal of obsolete inventory.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information as of December 31, 2000 with respect to our executive officers and directors:

                   NAME                       AGE                     POSITION
                   ----                       ---                     --------
P. Kim Packard............................    62     President, Chief Executive Officer and
                                                     Director
Kenneth C. Cornelius......................    56     Senior Vice President, Chief Financial
                                                     Officer and Secretary
Dennis P. Chelminski......................    48     Controller, Treasurer and Assistant
                                                     Secretary
Michael Lea...............................    57     Vice President and Division President,
                                                     Heavy Duty Products Division
I. Conrad Schwab..........................    59     Vice President and Division President,
                                                     Electric Vehicles Systems Division
John Jenkins..............................    42     Managing director, Heavy Duty Europe
Peter J. Corrigan.........................    42     Vice President Marketing and Sales
Richard D. Paterson (a)(b)................    58     Chairman of the Board and Director
Ross J. Turner (b)........................    70     Director
John A. West (a)(b).......................    73     Director

-------------------------
(a) Member of audit committee

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

     I. Conrad Schwab served an officer of Prestolite Electric Incorporated through February 12, 2001, at which time he resigned his office due to personal reasons.

     Peter J. Corrigan came to Prestolite in 1992 as Director of Quality Assurance in the Corporate Office. Subsequently he was promoted to Vice President of Engineering, Vice President of Operations and most recently, Corporate Vice President of Sales and Marketing. Mr. Corrigan holds a BA in Physics from Wake Forest University and an MBA from Case Western Reserve University.

     John Jenkins came to Prestolite as Finance Manager in South Africa, as a result of the Lucas Varity acquisition in January of 1998. He was promoted to Managing Director of the South African operation. He was subsequently promoted to Managing Director of Heavy Duty Systems, Europe and is located in Acton, England.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid for the years ended December 31, 2000, 1999 and 1998 to the Chief Executive Officer and the four other highest compensated executive officers who were serving executive officers at December 31, 2000:

                                                                    OTHER ANNUAL     LONG-TERM       ALL OTHER
          NAME AND                                                  COMPENSATION    COMPENSATION    COMPENSATION
     PRINCIPAL POSITION         YEAR    SALARY($)    BONUS($)(A)       ($)(B)        AWARDS(C)         ($)(D)
     ------------------         ----    ---------    -----------    ------------    ------------    ------------
P. Kim Packard..............    2000     405,002        70,000          --              --              13,450
President and                   1999     405,000            --          --              --              16,192
Chief Executive Officer         1998     377,192       185,000          --              --           1,339,628
Kenneth C. Cornelius........    2000     192,000        38,000          --              --               9,678
Senior Vice President           1999     192,054            --          --              --               9,507
Chief Financial Officer         1998     184,354        65,300          --              --             205,121
I. Conrad Schwab............    2000     163,341        20,000          --              --               4,762
Vice President and              1999     157,027            --          --              --               5,165
Division President              1998     155,388        51,600          --              --              47,420
Michael Lea.................    2000     150,000            --          --              --              22,144
Vice President and              1999     150,577            --          --              --              14,785
Division President              1998     125,021        55,900          --              --             161,941
Dennis P. Chelminski........    2000     112,000        15,000          --              --               7,160
Treasurer/Controller            1999     112,038            --          --              --               7,626
                                1998     105,585        22,400          --              --             119,274

-------------------------
(a) Amounts in 2000 and 1998 reflect bonuses earned during 2000 and 1998 but paid during 2001 and 1999 respectively. No payments were made during 2000 for amounts earned in 1999.

(b) Other annual compensation in the form of perquisites and other personal benefits has been omitted where aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the officer for the year.

(c) The company did not make any long-term incentive awards to any of these officers in 2000, 1999 or 1998.

(d) Amounts in 2000, 1999 and 1998 reflect premiums paid for life insurance coverage in excess of $50,000 and contributions by us pursuant to our 401(k) and one other pension plan. Also includes for Messrs. Packard, Cornelius and Chelminski in 2000, 1999 and 1998 interest on deferred compensation (Mr. Packard -- $7,500; Mr. Cornelius -- $2,500; Mr. Chelminski -- $3,500) payable pursuant to a Deferred Compensation Agreement between us and each of Messrs. Packard, Cornelius and Chelminski. In 1998 the amounts shown also reflect payments in connection with a repurchase of shares and options to purchase shares. See Item 13. "Certain Relationships and Related Transactions -- The Recapitalization."

                          OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning the grant of stock options during the fiscal year.

                                                                                            POTENTIAL REALIZATION
                                                                                               VALUE AT ASSUMED
                                                                                                   RATES OF
                                  NUMBER OF     % OF TOTAL                                       STOCK PRICE
                                  SECURITIES     OPTIONS                                         APPRECIATION
                                  UNDERLYING    GRANTED TO      EXERCISE                      FOR OPTION TERM(B)
                                   OPTIONS      EMPLOYEES        PRICE        EXPIRATION    ----------------------
             NAME                  GRANTED       IN 2000      PER SHARE(A)       DATE          5%           10%
             ----                 ----------    ----------    ------------    ----------       --           ---
P. Kim Packard................      14,000         26.4%         $22.00        10/3/2010     193,700      490,873
Kenneth C. Cornelius..........       5,000          9.4           22.00        10/3/2010      69,178      175,312
I. Conrad Schwab(c)...........       3,000          5.7           22.00        10/3/2010      41,507      105,187
Michael Lea...................       4,000          7.5           22.00        10/3/2010      55,343      140,249
Dennis P. Chelminski..........       3,000          5.7           22.00        10/3/2010      41,507      105,187

-------------------------
(a) The exercise price was equal to the fair market value of the common stock on the date of the grant, as determined by our board of directors and based upon our historical and projected financial performance.

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

(c) Mr. Schwab resigned his office effective February 12, 2001 due to personal reasons.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes the exercise of options during the year ended December 31, 2000 and number and value of all unexercised options held by certain executive officers as of December 31, 2000.

                                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                  SHARES                      UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                 ACQUIRED       VALUE         OPTIONS AT FY-END (#)              AT FY-END ($)(A)
                                ON EXERCISE    REALIZED    ----------------------------    ----------------------------
            NAME                    (#)          ($)       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
            ----                -----------    --------    -----------    -------------    -----------    -------------
P. Kim Packard..............        --           --          126,300         41,600         1,228,054        682,036
Kenneth C. Cornelius........        --           --           26,940         11,160           323,311        232,458
I. Conrad Schwab(b).........        --           --           11,140          7,560           166,080        157,654
Michael Lea.................        --           --           20,980          9,320           261,240        195,243
Dennis P. Chelminski........        --           --           13,260          4,740           137,013         99,758

-------------------------
(a) Value is based upon the fair market value of our common stock as of December 31, 2000 determined by our board of directors, minus the exercise price. Fair market value was determined by our board of directors and was based upon our historical and projected financial performance.

(b) Mr. Schwab resigned his office effective February 12, 2001 due to personal reasons.

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

EMPLOYMENT AGREEMENTS

     We have entered into agreements with each of Messrs. Packard, Cornelius, Lea and Chelminski. The agreements provide that if the employee's employment is terminated for any reason other than by the employee voluntarily except in the event of a substantial diminution in responsibilities, for cause (as defined in the respective employment agreements) or as a result of death or disability, the terminated individual shall receive for a period of one year following the date of termination the then-current salary and benefits that the employee would otherwise have been entitled to receive (except for Mr. Packard who would receive two years salary and benefits).

     Each of the agreements provides that if the employee's employment is terminated within twelve months following a change of control (as defined in the respective employment agreements) for any reason other than for cause, the respective individual would be entitled to receive an additional one year period of salary and benefits following the expiration of the salary and benefits the employee is entitled to receive in the event of termination for any other reason.

     Any benefits payable under the agreements, absent mutual agreement of the parties, will be payable at such time and in such manner as if the employee remained employed, and such benefits, if any, shall continue notwithstanding re-employment and/or death of the employee following termination of employment.

1991 OPTION PLAN

     In 1991, the PEI Holding, Inc. Management Stock Option Plan was adopted. The Management Stock Option Plan is designed to provide an incentive to those designated employees to continue in their employment and to increase their efforts for our success. The designated employees are selected in the sole discretion of the compensation committee of our board of directors. As of December 31, 2000, an aggregate of 350,280 shares of our common stock were reserved for issuance under the Management Stock Option Plan.

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

     As of December 31, 2000, options to purchase an aggregate of 335,660 shares of Common Stock at prices from $5.00 to $22.00 were outstanding under the Management Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2001 by each person or entity known by us to own beneficially 5% of more of our common stock, each director and certain of our executives officers and all executive officers and directors as a group. As of March 15, 2001, there were 1,985,000 shares of our common stock outstanding.

                            NAME                                NUMBER(A)    PERCENT(A)
                            ----                                ---------    ----------
Genstar Capital Corporation(b)..............................    1,920,000       96.7
  Scotia Plaza, Suite 4900
  40 King Street West
  Toronto, Ontario M54 4AA Canada
P. Kim Packard(c)...........................................      143,300        6.8
  c/o Prestolite Electric Incorporated
  2100 Commonwealth Blvd
  Ann Arbor, Michigan 48105
Kenneth C. Cornelius(d).....................................       34,940        1.7
Dennis P. Chelminski(e).....................................       21,260        1.1
Michael Lea(f)..............................................       28,980        1.4
John Jenkins(g).............................................        2,700          *
Peter J. Corrigan(h)........................................       20,060        1.0
Richard D. Paterson(i)......................................       89,280        4.5
Ross J. Turner(i)...........................................       89,280        4.5
John A. West(i).............................................       89,280        4.5
All executive officers and directors as a group (9
  persons)(j)...............................................      340,520       15.6

-------------------------
 *  Less than 1%

(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2001, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(b) Genstar Capital Corporation's shares are held of record by The Royal Trust Company, a licensed trust company in Canada, that holds the shares for the benefit of Genstar Capital Corporation, its preferred shareholders and Genstar Investment Corporation.

(c) Consists of 17,000 shares of common stock and 126,300 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2001. Does not include 41,600 shares issuable upon exercise of options which vest more than 60 days after March 15, 2001.

(d) Consists of 8,000 shares of common stock and 26,940 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2001. Does not include 11,160 shares issuable upon exercise of options which vest more than 60 days after March 15, 2001.

(e) Consists of 8,000 shares of common stock and 13,260 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2001. Does not include 4,740 shares issuable upon exercise of options which vest more than 60 days after March 15, 2001.

(f) Consists of 8,000 shares of common stock owned by Mrs. Rhonda Lea, Mr. Lea's wife, as to which Mr. Lea may be deemed to be beneficial owner and 20,980 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2001. Does not include 9,320 shares issuable upon exercise of options which vest more than 60 days after March 15, 2001.

(g) Consists of 2,700 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2001. Does not include 4,800 shares issuable upon exercise of options which vest more than 60 days after March 15, 2001.

(h) Consists of 8,000 shares of common stock and 12,060 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2001. Does not include 5,140 shares issuable upon exercise of options which vest more than 60 days after March 15, 2001.

(i) Consists of 89,280 shares of common stock indirectly owned by Genstar Investment Corporation by virtue of Genstar Investment Corporation's ownership in Genstar Capital Corporation, as to which Messrs. Paterson, Turner and West may be deemed to be beneficial owners. Excludes the remaining shares of Common Stock owned by Genstar Capital Corporation as to which Messrs. Paterson, Turner and West disclaim beneficial ownership. See
    Item 13. "Certain Relationships and Related Transactions-GIC Management Agreement." Genstar Capital Corporation owns approximately 83.8% of our common stock on a fully-diluted basis.

(j) Amount shown includes an aggregate of 202,240 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2001. Does not include an aggregate of 76,760 shares issuable upon exercise of options which vest more than 60 days after March 15, 2001.

Note: Mr. I. Conrad Schwab resigned his office effective February 12, 2001 for personal reasons.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a summary of certain agreements and arrangements, as well as other transactions with related parties that took place during the 1998 fiscal year.

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

GIC MANAGEMENT AGREEMENT

     Our principal operating subsidiary, Prestolite Electric Incorporated, entered into a management agreement with Genstar Investment Corporation terminating on December 31, 2002, under which Genstar Investment Corporation has agreed to provide Prestolite with ongoing management and financial advisory services. Prestolite has agreed to pay Genstar Investment Corporation a fee of $900,000 or .03% of Prestolite's annual sales as compensation for services rendered by Genstar Investment Corporation under the agreement, plus all out-of-pocket costs and expenses. Effective October 1, 2000, this management agreement was revised with the annual management and financial advisory services fee being reduced to $600,000 per annum. Payments are made quarterly. In 1998, 1999 and 2000 Prestolite paid management and advisory fees of $900,000, in each case plus out-of-pocket expenses, to Genstar Investment Corporation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS OF FORM 8-K

     (a) Financial Statements

Consolidated Balance Sheet as of December 31, 2000 and
  1999......................................................  Part II, Item 8
Consolidated Statement of Operations for each of the years
  in the three year period ended December 31, 2000..........  Part II, Item 8
Consolidated Statement of Stockholders' (Deficit) Equity for
  each of the years in the three year period ended December
  31, 2000..................................................  Part II, Item 8
Consolidated Statement of Cash Flows for each of the years
  in the three year period ended December 31, 2000..........  Part II, Item 8
Notes to Consolidated Financial Statements..................  Part II, Item 8
Independent Accountants' Report.............................  Part II, Item 8
Schedule II -- Valuation and Qualifying Accounts............  Part II, Item 8

     Reports on form 8-K.

         None.

     (b) Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.1      Letter agreement between Prestolite Electric Incorporated
           and Comerica Bank dated December 26, 2000 relating to the
           $3,500,000 Master Revolving Note.
 10.2      Letter agreement between Prestolite Electric Incorporated
           and Comerica Bank dated December 26, 2000 relating to the
           $5,000,000 Master Revolving Note.
 10.3      Letter agreement between Prestolite Electric Incorporated
           and Comerica Bank dated December 26, 2000 rescinding the
           letter agreement of termination dated September 29, 2000 and amending said agreements.
 10.4      Master Revolving Note between Prestolite Electric
           Incorporated and Comerica Bank in the amount of $3,500,000 dated December 26, 2000.
 10.5      Commercial Variable Rate Loan between Prestolite Electric
           Limited and National Westminster Bank in the amount of
           L1,400,000 (British pounds sterling) dated December 27,
           2000.
 10.6      Base Rate Loan Facility between Prestolite Electric Limited and National Westminster Bank in the amount of L2,800,000
           (British pounds sterling) dated December 27, 2000.
           (On-demand revolver facility.)
 10.7      Argentina Financial Statements and Notes for Balance Sheets
           dated December 31, 2000 and 1999 and Operating Statements
           for the three years ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prestolite Electric Holding, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ann Arbor, State of Michigan on the 30th day of March, 2001.
                                          PRESTOLITE ELECTRIC HOLDING, INC.
                                          By:      /s/ P. KIM PACKARD
                                            ------------------------------------
                                                       P. Kim Packard
                                               Director, President, and Chief
                                                      Executive Officer

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

             SIGNATURES                                  TITLE                         DATE
             ----------                                  -----                         ----
         /s/ P. KIM PACKARD              President, Chief Executive Officer       March 28, 2001
-------------------------------------    (principal executive officer)
           P. Kim Packard                Director

       /s/ RICHARD D. PATERSON           Chairman of the Board, Director          March 28, 2001
-------------------------------------
         Richard D. Paterson

      /s/ KENNETH C. CORNELIUS           Senior Vice President, Chief             March 28, 2001
-------------------------------------    Financial Officer (principal
        Kenneth C. Cornelius             accounting and financial officer) and
                                         Secretary

         /s/ ROSS J. TURNER              Director                                 March 28, 2001
-------------------------------------
           Ross J. Turner

          /s/ JOHN A. WEST               Director                                 March 28, 2001
-------------------------------------
            John A. West

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.1      Letter agreement between Prestolite Electric Incorporated
           and Comerica Bank dated December 26, 2000 relating to the
           $3,500,000 Master Revolving Note.
 10.2      Letter agreement between Prestolite Electric Incorporated
           and Comerica Bank dated December 26, 2000 relating to the
           $5,000,000 Master Revolving Note.
 10.3      Letter agreement between Prestolite Electric Incorporated
           and Comerica Bank dated December 26, 2000 rescinding the
           letter agreement of termination dated September 29, 2000 and amending said agreements.
 10.4      Master Revolving Note between Prestolite Electric
           Incorporated and Comerica Bank in the amount of $3,500,000 dated December 26, 2000.
 10.5      Commercial Variable Rate Loan between Prestolite Electric
           Limited and National Westminster Bank in the amount of
           L1,400,000 (British pounds sterling) dated December 27,
           2000.
 10.6      Base Rate Loan Facility between Prestolite Electric Limited and National Westminster Bank in the amount of L2,800,000
           (British pounds sterling) dated December 27, 2000.
           (On-demand revolver facility.)
 10.7      Argentina Financial Statements and Notes for Balance Sheets
           dated December 31, 2000 and 1999 and Operating Statements
           for the three years ended December 31, 2000.