Form 10-Q
period 2001-03-31
PRESTOLITE ELECTRIC HOLDING INC
filed 2001-05-10
CIK 1057053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
 [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001.

 [   ]     Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the Transition Period From ______________to_________________.

Commission file Number              333-49429-01

                        PRESTOLITE ELECTRIC HOLDING, INC.
                        ---------------------------------
              (Exact name of registrant as specified in its charter)


           Delaware                                         94-3142033
           -----------------------------------------------------------
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)       Identification Number)


           2100 Commonwealth Blvd., Ste 300, Ann Arbor, Michigan 48105
           -----------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

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

                         Yes     X      No
                            ----------    ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Number of common shares outstanding
                Class:                     as of May 9, 2001
             Common Stock                           1,985,000

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I:  Financial Information

      Item 1:   Condensed Consolidated Balance Sheets                        3
                   at March 31, 2001 (unaudited) and December 31, 2000

                Condensed Consolidated Statement of Operations               4
                   Quarters ended March 31, 2001 (unaudited) and April 1, 2000 (unaudited)

                Condensed Consolidated Statements of Cash Flows              5
                   Quarters ended March 31, 2001 (unaudited) and April 1, 2000 (unaudited)

                Notes to Condensed Consolidated Financial Statements         6


      Item 2:   Management's Discussion and Analysis of Financial           12
                Condition and Results of Operations




Part II:        Other Information                                           15

                Signatures                                                  16

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                                            March 31,               December 31,
                                                                              2001                      2000
                                                                          --------------          ---------------
Assets                                                                     (Unaudited)
   Current Assets:
      Cash                                                                   $   3,873                $  10,181
      Accounts receivable, net of allowances                                    34,172                   31,098
      Inventories, net                                                          42,850                   42,293
      Prepaid and other current assets                                           3,386                    2,938
                                                                             ---------                ---------
                                Total current assets                            84,281                   86,510

   Property, plant and equipment, net                                           36,205                   37,517
   Investments                                                                     577                      577
   Intangible assets, net                                                        7,487                    7,970
   Long-term receivables and pension assets                                      5,442                    5,752
   Net assets of discontinued operations                                         7,056                    5,993
                                                                             ---------                ---------
          Total assets                                                       $ 141,048                $ 144,319
                                                                             =========                =========

Liabilities
   Current Liabilities:
      Revolving credit                                                       $   7,407                $   5,747
      Current portion of long-term debt                                            510                      555
      Accounts payable                                                          18,932                   18,744
      Accrued liabilities                                                       11,518                   14,835
                                                                             ---------                ---------
                                Total current liabilities                       38,367                   39,881

   Long-term debt                                                              107,651                  106,733
   Other non-current liabilities                                                 2,006                    2,321
   Deferred tax liabilities                                                      2,467                    2,467
                                                                             ---------                ---------
                                Total liabilities                              150,491                  151,402

Stockholders' equity
   Common stock, par value $.01, 5,000,000 shares
      authorized, 1,985,000 shares issued and outstanding
      at March 31, 2001 and December 31, 2000, respectively                          2                        2
   Paid-in capital                                                              16,623                   16,623
   Retained earnings (accumulated deficit)                                       4,033                    4,890
   Notes receivable, employees' stock purchase, 7.74% due 2002                    (446)                    (446)
   Foreign currency translation adjustment                                      (5,030)                  (3,527)
   Treasury stock, 1,318,000 shares on March 31, 2001 and
      December 31, 2000, respectively                                          (24,625)                 (24,625)
                                                                             ---------                ---------
                                Total stockholders' equity                      (9,443)                  (7,083)

                                                                             ---------                ---------
          Total liabilities and stockholders' equity                         $ 141,048                $ 144,319
                                                                             =========                =========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)


                                                                         For the quarters ended
                                                                --------------------------------------

                                                                 March 31,                   April 1
                                                                    2001                       2000
                                                                -----------                -----------
Net Sales                                                       $    41,964                $    44,887
Cost of goods sold                                                   33,759                     36,443

                                                                -----------                -----------
      Gross profit                                                    8,205                      8,444

Selling, general and administrative                                   5,488                      7,237
Severance charges                                                       341                         27

                                                                -----------                -----------
      Operating income                                                2,376                      1,180

Interest expense                                                      3,096                      4,133
Unrealized foreign exchange losses                                       25                         70
Other expense (income)                                                  133                        101
                                                                -----------                -----------
     Income (loss) from continuing operations
     before income taxes                                               (878)                    (3,124)

Benefit from income taxes                                               (21)                      (515)

                                                                -----------                -----------
     Income (loss) from continuing operations                          (857)                    (2,609)

Income from discontinued operations, net of taxes                        --                        797

                                                                -----------                -----------
      Net income (loss)                                         $      (857)               $    (1,812)
                                                                ===========                ===========

     Other comprehensive income (expense):
        Foreign currency translation adjustment                 $    (1,502)               $      (752)

                                                                -----------                -----------
     Comprehensive income (loss)                                $    (2,359)               $    (2,564)
                                                                ===========                ===========

Basic and diluted earnings per common share
   Income (loss) from continuing operations                     $     (0.43)               $     (1.31)
   Income (loss) from discontinued operations                   $        --                $      0.40
                                                                -----------                -----------
   Net income (loss)                                            $     (0.43)               $     (0.91)
                                                                ===========                ===========

Basic and dilutive shares outstanding                             1,985,000                  1,993,000


         The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               For the quarters ended
                                                                                         ----------------------------------

                                                                                          March 31,               April 1
                                                                                             2001                   2000
                                                                                         -----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                         $   (857)               $ (1,812)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Depreciation                                                                            1,877                   2,574
     Amortization                                                                              315                     436
     Loss (gain) on sale of property, plant, and equipment                                      (2)                     13
     Deferred gain on sale and leaseback                                                      (105)                     58
     Deferred taxes                                                                             --                    (243)
     Changes in working capital items                                                       (7,943)                 (8,166)
                                                                                          --------                --------
           Net cash provided by (used in) continuing operating activities                   (6,715)                 (7,140)
           Net cash provided by (used in) discontinued operations                           (1,119)                    337
                                                                                          --------                --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (7,834)                 (6,803)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                        (1,448)                 (1,037)
Proceeds from disposal of fixed assets                                                           7                      --
Investment in affiliates                                                                        --                       5
                                                                                          --------                --------
           NET CASH USED IN INVESTING ACTIVITIES                                            (1,441)                 (1,032)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving line of credit                                                     1,502                   7,296
Payments on long-term debt                                                                    (256)                   (341)
Proceeds from borrowings                                                                     2,016                      --
Purchase of treasury stock, options and warrants, employee stock receivable                     --                      23
Borrowings (payments) on capital leases                                                       (236)                    163
Other financing costs, net                                                                     (18)                     (7)
                                                                                          --------                --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                         3,008                   7,134

Effect of exchange rate changes on cash                                                        (41)                    725

                                                                                          --------                --------
Net increase (decrease) in cash                                                             (6,308)                     24
Cash - beginning of period                                                                  10,181                     432
                                                                                          --------                --------
CASH - END OF PERIOD                                                                      $  3,873                $    456
                                                                                          ========                ========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

NOTE 1: GENERAL INFORMATION

Prestolite Electric Holding, Inc. conducts all of its operations through its wholly-owned principal subsidiary, Prestolite Electric Incorporated. There are no material differences between the financial statements of Prestolite Electric Holding, Inc. and Prestolite Electric Incorporated (collectively, "Prestolite," "us," "we" or the "Company").

These unaudited consolidated financial statements have been prepared by us in accordance with Rule 10-01 of Regulation S-X and have been prepared on a basis consistent with our audited financial statements for the year ended December 31, 2000. These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim period presented.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three- month period ended March 31, 2001 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

Genstar Capital Corporation and Company management own all of the equity securities of Prestolite Electric Holding, Inc.

NOTE 2: DISCONTINUED OPERATIONS

On August 4, 2000, we sold our direct current electric motor business, our battery charger business, and our switch business to Ametek, Inc. The $62.0 million contractual price of this asset sale has been adjusted for changes in net operating assets from a target amount and will be adjusted for the sales to a key customer during a three-month period of 2001. We estimate the adjusted sale price will be approximately $57.4 million, including $7.0 million in escrow at December 31, 2000 and March 31, 2001.

We treated the DC motor, battery charger, and switch businesses as discontinued operations. First quarter 2000 financial statement data was restated to reflect these businesses as discontinued operations.

Summary financial information related to the discontinued businesses is presented below (in thousands):

                                                                                                    Quarter
                                                                                                     Ended
                                                                                                    April 1,
                                                                                                      2000
                                                                                                 ---------------
Net sales and income data related to the discontinued businesses:                                 (unaudited)

Net sales                                                                                              $ 18,899
Operating and other income (loss)                                                                         1,263
Provision for income taxes                                                                                  466
Income from discontinued operations (net)                                                              $    797
                                                                                                    ============

Depreciation and amortization                                                                          $    679
                                                                                                    ============


                                                                                     As of            As of
                                                                                   March 31,      December 31,
                                                                                     2001             2000
                                                                                ---------------  ---------------
Net assets related to the discontinued businesses:                                (Unaudited)

   Decatur facility held for sale                                                      $ 3,520         $ 3,576
   Escrow and receivable                                                                 7,750            7,750
   Accrued transaction costs and estimated sale price reductions                        (4,463)          (5,582)
   Welding equipment                                                                       249              249
                                                                                    -----------     ------------
         Total                                                                         $ 7,056         $  5,993
                                                                                    ===========     ============


The welding equipment asset consists of receivables related to the proceeds of a business we sold in 1997.

NOTE 3: INVENTORIES

Inventories are summarized as follows (in thousands):

                                                                                           As of                As of
                                                                                         March 31,           December 31,
                                                                                           2001                  2000
                                                                                       --------------       ---------------
                                                                                       (Unaudited)
        FIFO Cost:
                  Raw Material                                                               $16,484              $ 18,051
                  Work in Progress                                                             6,645                 6,621
                  Finished Goods                                                              22,495                21,249
                                                                                       --------------       ---------------
                  Total FIFO cost                                                            $45,624              $ 45,921
        Adjustment to LIFO cost                                                                  572                   601
        Reserves                                                                              (3,346)               (4,229)
                                                                                       --------------       ---------------
                                                                                             $42,850              $ 42,293
                                                                                       ==============       ===============

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                         As of                       As of
                                                       March 31,                  December 31,
                                                          2001                        2000
                                                     ---------------             ---------------
                                                       (Unaudited)

               Land & Buildings                            $ 20,954                    $ 21,249
               Machinery & Equipment                         45,709                      44,823
               Construction in Progress                       2,932                       3,435
                                                     ---------------             ---------------
                        Total, at Cost                       69,595                      69,507
               Accumulated Depreciation                     (33,390)                    (31,990)
                                                     ---------------             ---------------
               Net                                         $ 36,205                    $ 37,517
                                                     ===============             ===============


NOTE 5: DEBT

Debt consists of the following (in thousands):

                                                            As of                      As of
                                                          March 31,                 December 31,
                                                             2001                       2000
                                                        ---------------            ---------------
                                                          (Unaudited)
       North America
            Senior unsecured notes, 9.625%                   $ 101,883                  $ 101,883
            Revolving credit                                         -                          -
                                                        ---------------            ---------------
                  Total                                        101,883                    101,883

       United Kingdom
            Overdraft facility                                   3,267                      2,160
            Term loans                                           6,321                      4,904
       South Africa                                              1,198                      1,126
       Argentina                                                 1,547                      1,356
                                                        ---------------            ---------------
                  Total                                         12,333                      9,546

       Total term, revolving credit and
            senior debt                                        114,216                    111,429
       Capital lease obligations                                 1,140                      1,376
       Other                                                       212                        230
                                                        ---------------            ---------------
       Consolidated total                                      115,568                    113,035
            Less current maturities                              7,917                      6,302
                                                        ---------------            ---------------
       Consolidated long term debt                           $ 107,651                  $ 106,733
                                                        ===============            ===============

       Cash                                                      3,873                     10,181
                                                        ---------------            ---------------
       Total debt net of cash                                $ 111,695                  $ 102,854
                                                        ===============            ===============

The 9.625% (interest payable semiannually) senior notes are senior unsecured obligations of Prestolite Electric Incorporated and are fully and unconditionally guaranteed on a senior unsecured basis by Prestolite Electric Holding, Inc. The notes mature on February 1, 2008, and are redeemable at our option, in whole or in part, beginning on February 1, 2003 at amounts from 104.8125% to 100% of the principal plus accrued and unpaid interest. The senior notes are more fully described in our Prospectus dated June 26, 1998.

During 2000 we renegotiated our U.S. and U.K bank credit agreements. The present
U. S. facility consists of a revolving credit facility of $6.5 million with interest payable at the bank's prime rate (8.0% at March 31, 2001) and a $2 million letter of credit facility with a fee equal to 2% of amounts drawn. The U.S. facility is collateralized by eligible accounts receivable. At March 31, 2001 $3.7 million of letters of credit facility were outstanding.

The present U.K. agreement consists of a (pound)2.0 million ($2.8 million) fixed rate term loan, a (pound)2.0 million ($2.8 million) floating rate term loan, a (pound)1.4 million ($2.0 million) floating rate term loan and a (pound)2.8 million ($4.0 million) overdraft facility. At March 31, 2001, U.K. term loan borrowings were $6.3 million ((pound)4.4 million) and overdraft borrowings were $3.3 million ((pound)2.3 million). Interest on the fixed rate loan is 8.144% while interest on the floating-rate term loans and the overdraft facilities are at 1.375% above the bank's base rate (5.75% at March 31, 2001). The term loans are repayable in sixty monthly payments through January 2004 (fixed rate), November 2003 and January 2005. The U.K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom.

In Argentina and South Africa, we have arrangements with several banks which allow our subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 14.5 percent to 38.5 percent at March 31, 2001. Total unused available credit in Argentina and South Africa at March 31, 2001 was approximately $1.0 million.

At March 31, 2001, we had a cash balance of $3.9 million and could have borrowed an additional $3.1 million in the U.S. and $0.7 million in the U.K.

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


NOTE 6:  SEGMENT REPORTING

Prestolite operates in four principal geographic regions. Sales from South Africa and Argentina consist largely of products for the automotive market while sales of products from the United States and United Kingdom consist largely of products for non-automotive applications. Sales between geographic segments and between operating segments are priced at cost plus a standard markup.

Sales and assets based on geography are as follows (in thousands):

                                         North                           South
                                        America          Europe         America          Africa           Other          Total
                                     -------------   -------------   -------------   -------------    -------------   ------------

Sales to external customers, based on
      point of shipment
For quarter ended:
      March 31, 2001 *                   $19,845         $11,125         $ 8,708         $ 2,286         $    --         $41,964
      April 1, 2000 *                     21,441          11,840           8,585           3,021              --          44,887





Long-lived assets as of:
      March 31, 2001 *                   $13,169         $15,098         $ 6,312         $ 1,626         $    --         $36,205
      December 31, 2000                   12,648          16,312           6,741           1,816              --          37,517



Sales to external customers, based on
      location of customers
For quarter ended:
      March 31, 2001 *                   $18,301         $10,350         $ 8,731         $ 2,296         $ 2,286         $41,964
      April 1, 2000 *                     19,885          11,202           8,433           3,200           2,167          44,887

      *  Unaudited




We manage the company on the basis of two business units (Heavy Duty Systems and Automotive Systems) and evaluate the performance of our segments based on earnings before interest expense, taxes, depreciation and amortization and excluding severance and option repurchase charges ("EBITDA"). Corporate overhead and certain other charges are not allocated to the business units. Reported below are our operating segments for which separate financial information is available and for which operating income amounts are evaluated regularly by management. As previously reported, we sold three businesses that were part of the Electric Vehicle Systems Division. Those portions of the Electrical Vehicle Systems Division not sold are now reported as part of the Heavy Duty Systems Division. Prior period results for the Heavy Duty Systems Division, therefore, have been restated. Segment assets are not currently broken out in the normal course of managing segment operations; accordingly, such information is not available for disclosure.

In accordance with SFAS No. 131, the unaudited operating results for the quarters ended March 31, 2001 and April 1, 2000 are summarized by operating segment (in thousands) below:

                                              Heavy Duty          Automotive
                                               Systems              Systems         Unallocated
                                               Division            Division             Costs           Total
                                            --------------      ---------------     --------------  -------------
Sales to external customers
For quarter ended:
March 31,2001                                  $ 30,970            $ 10,994             $    -         $ 41,964
April 1, 2000                                    33,281              11,606                  -           44,887




EBITDA:

For quarter ended:
March 31,2001                                  $  4,968            $    775             $ (967)        $  4,776
April 1, 2000                                     4,324                 301             (1,188)           3,437



A reconciliation of unaudited EBITDA to income (loss) from continuing operations before income taxes follows (in thousands):


                                                                        For the quarter ended
                                                                     March 31,          April 1,
                                                                        2001              2000
                                                                    ------------     -------------

EBITDA                                                                $ 4,776           $ 3,437
Depreciation and amortization                                           2,192             2,331
Redundancy                                                                341                27
Exchange loss                                                              25                70
Interest expense                                                        3,096             4,133
                                                                      -------           -------
Income (loss) from continuing operations before income taxes          $  (878)          $(3,124)
                                                                      =======           =======

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

We have organized our business into two divisions. While each divisions bears the name of its principal markets, no division sells exclusively into its target market. Further, each division has some sales into the target markets of the other divisions.

The Heavy Duty Systems Division produces alternators, starter motors, inline pumps, control boxes and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. The division's facilities are located in Arcade, NY; Florence, KY; Garfield, NJ; Acton, England; and Leyland, England.

The Automotive Systems Division manufactures automotive components, primarily alternators and starter motors. The division's facilities are located in South Africa and Argentina. The Argentina operation also manufactures distributors. In both South Africa and Argentina more than half of our sales are to the automotive aftermarket, and about half of those aftermarket sales are products purchased for resale.


RESULTS OF OPERATIONS
Quarter Ended March 31, 2001 Compared to Quarter Ended April 1, 2000

Sales for the quarter ended March 31, 2001 were $42.0 million, a decrease of $2.9 million, or 6.5%, from $44.9 million in the first quarter of 2000. The decrease in sales dollars is mainly attributable to the Heavy Duty Systems Division. Heavy Duty Systems sales declined $2.3 million or 6.9%. Heavy Duty Systems sales in the United Kingdom declined $0.7 million while U.S. Heavy Duty sales declined $1.5 million. Automotive Systems Division sales declined $0.6 million, or 5.3%. Argentina sales increased by $0.1million while South Africa sales declined $0.7 million.

Gross profit was $8.2 million in the first quarter of 2001, or 19.6% of sales. This compares to gross profit of $8.4 million, or 18.8% of sales, in the first quarter of 2000. Lower sales volume, and a shift in mix toward lower margin products and markets contributed to this decline.

Selling, general, and administrative expense was $5.5 million, or 13.1% of sales for the first quarter of 2001, a decrease of $1.7 million, or 24.2%, from $7.2 million, or 16.1% of sales, in the first quarter of 2000. The reduction in selling, general, and administrative expense is largely attributable to cost reductions implemented in mid-2000.

Operating income in the first quarter of 2001 was $2.4 million, or 5.7% of sales, an increase of $1.2 million, or 100.0%, from the $1.2 million, or 2.6% of sales, in the first quarter of 2000. This was due to the factors discussed above.

Other expense was $133,000 in the first quarter of 2001 compared to other expenses of $171,000 in the first quarter of 2000. This consists of the net effect of interest income, export rebate income and miscellaneous income, offset by pension expense for inactive defined benefit plans associated with United States facilities that have been closed, royalty expense, and trademark expense.

Interest expense was $3.1 million in the first quarter of 2001, a decrease of $1.0 million compared to $4.1 million in the first quarter of 2000. This decrease is due primarily to reductions in debt resulting from the sale of three businesses in August, 2000.

The benefit from income taxes was $21,000, 2.4% of the loss from continuing operations before taxes, for the first quarter of 2001 as compared to the $515,000 benefit from income taxes for the first quarter of 2000, 16.5% of income from continuing operations before taxes and the extraordinary item. The change in the tax rate is due to losses for which no tax benefit was recorded.


LIQUIDITY AND CAPITAL RESOURCES

Cash used by continuing operating activities in the first quarter of 2001 was $6.7 million. An additional $1.1 million of cash was used for transition services required by the agreement under which we sold our discontinued businesses in 2000. Capital spending for the first quarter of 2001 was $1.4 million, an increase of $0.4 million from the first quarter of 2000. Of the $1.4 million, $1.1 million was spent in the United States and $0.3 million outside the United States. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products.

In connection with the acquisition of our Argentina operations from Lucas in 1998, we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables and up to $4.9 million contingent upon the collection of certain fully-reserved receivables. Aggregate payments were zero in the first quarter of 2001 and $0.3 million in 2000. We expect to pay any of these contingencies from the collection of the receivables.

Debt, net of cash, increased from $102.9 million at December 31, 2000 to $111.7 million at March 31, 2001, an increase of $8.8 million. Major factors contributing to this increase were the $0.9 million net loss, $1.4 million of capital spending, a $3.1 million increase in accounts receivable, $1.1 million of outlays for transition services required by the agreement under which we sold our discontinued businesses in 2000, and a $3.3 million decrease in accrued liabilities. The decrease in accrued liabilities was due to $1.0 million in tax payments and a $2.5 million decrease in accrued interest because of the timing of senior note interest payments. We had a cash balance of $3.9 million and revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $3.1 million and $0.7 million were available based on the March 31, 2001 levels of receivables which are pledged to support that debt. In Argentina and South Africa, we have arrangements with several banks permitting discounting or borrowing against receivables. Total net additional credit available in Argentina and South Africa as of March 31, 2001 was approximately $1.0 million.

We expect our liquidity needs to consist primarily of working capital needs and scheduled payments of principal and interest on our indebtedness. We expect our short-term liquidity needs to be provided by operating cash flows and borrowings under our revolving credit facilities. We expect to fund our long-term liquidity needs from our operating cash flows, the issuance of debt and/or equity securities, and bank borrowings. We believe that cash flows from operations, our existing cash balances and amounts available under these revolving credit facilities will provide adequate funds for on going operation, planned capital expenditures, investments, and debt service for at least the next twelve months. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

NEW ACCOUNTING PRONOUNCEMENTS

We adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Pursuant to this statement, all derivative instruments are recognized as assets or liabilities on the balance sheet and measured at fair value. This statement does not have a material impact on the financial results of the Company for the quarter ended March 31, 2001.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Reports on Form 8-K
         We have not filed any reports on Form 8-K during the quarterly period ended March 31, 2001 .

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    May 9, 2001                     By:  /s/  Kenneth C. Cornelius
                                              -------------------------
                                         Kenneth C. Cornelius
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                          accounting officer)