Form 10-Q
period 2001-06-30
PRESTOLITE ELECTRIC HOLDING INC
filed 2001-08-08
CIK 1057053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001.

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
         ______________to_________________.

Commission file Number              333-49429-01

                        PRESTOLITE ELECTRIC HOLDING, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                94-3142033
        ------------------------------------------------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)              Identification Number)

        2100 Commonwealth Blvd., Ste 300, Ann Arbor, Michigan        48105
        ------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

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

                         Yes     X      No
                             --------      --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of common shares outstanding
              Class:                         as of August 8, 2001
           Common Stock                            1,985,000

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I:  Financial Information

         Item 1:   Condensed Consolidated Balance Sheets                                                  3
                      at June 30, 2001 (unaudited) and December 31, 2000

                   Condensed Consolidated Statement of Operations                                         4
                      Quarters ended June 30, 2001 (unaudited)
                      and July 1, 2000 (unaudited)

                   Condensed Consolidated Statements of Cash Flows                                        5
                      Quarters ended June 30, 2001 (unaudited)
                      and July 1, 2000 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                                   6


         Item 2:   Management's Discussion and Analysis of Financial                                     12
                   Condition and Results of Operations




Part II:           Other Information                                                                     17

                   Signatures                                                                            18

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                                               June 30,          December 31,
                                                                                 2001                2000
                                                                             --------------     ---------------
Assets                                                                        (Unaudited)
   Current Assets:

Cash                                                                              $  3,741            $ 10,181
      Accounts receivable, net of allowances                                        34,593              31,098
      Inventories, net                                                              41,512              42,293
      Prepaid and other current assets                                               3,641               2,938
                                                                             --------------     ---------------
                                Total current assets                                83,487              86,510

   Property, plant and equipment, net                                               35,472              37,517
   Investments                                                                         577                 577
   Intangible assets, net                                                            7,195               7,970
   Long-term receivables and pension assets                                          5,382               5,752
   Net assets of discontinued operations                                             8,069               5,993
                                                                             --------------     ---------------
          Total assets                                                            $140,182            $144,319
                                                                             ==============     ===============

Liabilities
   Current Liabilities:
      Revolving credit                                                            $  7,112            $  5,747
      Current portion of long-term debt                                                571                 555
      Accounts payable                                                              18,881              18,744
      Accrued liabilities                                                           13,686              14,835
                                                                             --------------     ---------------
                                Total current liabilities                           40,250              39,881

   Long-term debt                                                                  105,660             106,733
   Other non-current liabilities                                                     1,942               2,321
   Deferred tax liabilities                                                          1,930               2,467
                                                                             --------------     ---------------
                                Total liabilities                                  149,782             151,402

Stockholders' equity (deficit)
   Common stock, par value $.01, 5,000,000 shares
      authorized, 1,985,000 shares issued and outstanding
      at June 30, 2001 and December 31, 2000                                             2                   2
   Paid-in capital                                                                  16,623              16,623
   Retained earnings                                                                 3,818               4,890
   Notes receivable, employees' stock purchase, 7.74% due 2002                        (395)               (446)
   Foreign currency translation adjustment                                          (5,023)             (3,527)
   Treasury stock, 1,318,000 shares on June 30, 2001 and
      December 31, 2000                                                            (24,625)            (24,625)
                                                                             --------------     ---------------
                                Total stockholders' equity (deficit)                (9,600)             (7,083)

                                                                             --------------     ---------------
          Total liabilities and stockholders' equity (deficit)                    $140,182            $144,319
                                                                             ==============     ===============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                  For the 3 months ended                For the 6 months ended
                                                             ----------------------------------    ---------------------------------

                                                                June 30,           July 1             June 30,           July 1
                                                                  2001              2000                2001              2000
                                                             ---------------   ----------------    ---------------   ---------------
Net Sales                                                        $   42,218         $   43,577         $   84,182        $   88,464
Cost of goods sold                                                   33,882             36,531             67,641            72,974

                                                             ---------------   ----------------    ---------------   ---------------
      Gross profit                                                    8,336              7,046             16,541            15,490

Selling, general and administrative                                   5,089              6,850             10,577            14,087
Severance charges                                                       769              1,673              1,110             1,700

                                                             ---------------   ----------------    ---------------   ---------------
      Operating income                                                2,478             (1,477)             4,854              (297)

Interest expense                                                      3,247              4,169              6,343             8,302
Unrealized foreign exchange losses                                        7                544                 32               614
Other expense (income)                                                  (98)              (447)                35              (346)
                                                             ---------------   ----------------    ---------------   ---------------
     Income (loss) from continuing operations
     before income taxes                                               (678)            (5,743)            (1,556)           (8,867)

Benefit from income taxes                                               (72)            (1,411)               (93)           (1,926)

                                                             ---------------   ----------------    ---------------   ---------------
     Income (loss) from continuing operations                          (606)            (4,332)            (1,463)           (6,941)

Income from discontinued operations, net of taxes                         -              1,554                  -             2,351
Extraordinary item - Gain on senior note repurchase                     391                  -                391                 -
                                                             ---------------   ----------------    ---------------   ---------------
      Net income (loss)                                          $     (215)        $   (2,778)        $   (1,072)       $   (4,590)

     Other comprehensive income (expense):
        Foreign currency translation adjustment                  $        7         $   (1,325)        $   (1,496)       $   (2,077)

                                                             ---------------   ----------------    ---------------   ---------------
     Comprehensive income (loss)                                 $     (208)        $   (4,103)        $   (2,568)       $   (6,667)
                                                             ===============   ================    ===============   ===============

Basic and diluted earnings per common share
   Income (loss) from continuing operations                      $    (0.31)        $    (2.18)        $    (0.74)       $    (3.50)
   Income (loss) from discontinued operations                    $        -         $     0.78         $        -        $     1.18
  Extraordinary item - Gain on sr note repurchase                $     0.20         $        -         $     0.20        $        -
                                                             ---------------   ----------------    ---------------   ---------------
   Net income (loss)                                             $    (0.11)        $    (1.40)        $    (0.54)       $    (2.32)
                                                             ===============   ================    ===============   ===============

Basic and dilutive weighted
   average shares outstanding                                     1,985,000          1,985,000          1,985,000         1,985,000

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          For the six months ended
                                                                                     ------------------------------------
                                                                                        June 30,               July 1,
                                                                                          2001                  2000
                                                                                     --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                         $ (1,072)            $  (4,590)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Depreciation                                                                            3,527                 3,953
     Amortization                                                                              625                   707
     Gain on senior note purchase                                                             (660)                    -
     Loss (gain) on sale of property, plant, and equipment                                     (24)                  256
     Deferred gain on sale and leaseback                                                      (210)                  178
     Deferred taxes                                                                           (484)                   26
     Changes in working capital items                                                       (5,164)                  546
                                                                                     --------------        --------------
           Net cash provided by (used in) continuing operating activities                   (3,462)                1,076
           Net cash provided by (used in) discontinued operations                           (2,243)                  (68)
                                                                                     --------------        --------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (5,705)                1,008

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                        (2,415)               (2,616)
Proceeds from disposal of fixed assets                                                          35                   216
Investment in affiliates                                                                         -                  (565)
                                                                                     --------------        --------------
           NET CASH USED IN INVESTING ACTIVITIES                                            (2,380)               (2,965)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving line of credit                                                     2,726                 1,944
Payments on long-term debt                                                                    (602)                 (601)
Proceeds from borrowings                                                                       683                     -
Senior note repurchase                                                                      (1,065)                    -
Purchase of treasury stock, options and warrants, employee stock receivable                     51                  (109)
Borrowings (payments) on capital leases                                                       (236)                  (19)
Other financing costs, net                                                                     (18)                  (14)
                                                                                     --------------        --------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,539                 1,201

Effect of exchange rate changes on cash                                                        106                 1,163

                                                                                     --------------        --------------
Net increase (decrease) in cash                                                             (6,439)                  407
Cash - beginning of period                                                                  10,181                   432

                                                                                     --------------        --------------
CASH - END OF PERIOD                                                                      $  3,741             $     839
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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

Genstar Capital Corporation and Company management own all of the equity securities of Prestolite Electric Holding, Inc.

NOTE 2: DISCONTINUED OPERATIONS

On August 4, 2000, we sold our direct current electric motor business, our battery charger business, and our switch business to Ametek, Inc. The $62.0 million contractual price of this was adjusted for changes in net operating assets from a target amount and will be adjusted for the sales to a key customer during a three-month period of 2001. We estimate the adjusted sale price will be approximately $57.5 million, including $7.0 million in escrow at December 31, 2000 and $7.75 million in escrow at June 30, 2001.

We treated the DC motor, battery charger, and switch businesses as discontinued operations.

Summary financial information related to the discontinued businesses is presented below (in thousands):

                                                                                            As of               As of
                                                                                          June 30,          December 31,
                                                                                            2001                2000
                                                                                       ---------------     ---------------
Net assets related to the discontinued businesses:                                      (Unaudited)
   Decatur facility held for sale                                                             $ 3,432             $ 3,576
   Escrow and receivable                                                                        7,750               7,750
   Accrued transaction costs and estimated sale price reductions                               (3,362)             (5,582)
   Other                                                                                          249                 249
                                                                                       ---------------     ---------------
         Total                                                                                $ 8,069             $ 5,993
                                                                                       ===============     ===============


NOTE 3: INVENTORIES

Inventories are summarized as follows (in thousands):

                                                                                            As of                 As of
                                                                                          June 30,            December 31,
                                                                                            2001                  2000
                                                                                        --------------       ----------------
                                                                                         (Unaudited)
        FIFO Cost:
                    Raw Material                                                              $15,359               $ 17,931
                    Work in Progress                                                            6,517                  6,230
                    Finished Goods                                                             22,169                 20,982
                                                                                        --------------       ----------------
                    Total FIFO cost                                                           $44,045               $ 45,143
        Adjustment to LIFO cost                                                                   757                    601
        Reserves for Excess and Obsolete                                                       (3,290)                (3,451)
                                                                                        --------------       ----------------
                                                                                              $41,512               $ 42,293
                                                                                        ==============       ================

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                         As of                       As of
                                                        June 30,                  December 31,
                                                         2001                        2000
                                                     ---------------             ---------------
                                                       (Unaudited)
               Land & Buildings                            $ 20,975                    $ 21,249
               Machinery & Equipment                         46,330                      44,823
               Construction in Progress                       2,742                       3,435
                                                     ---------------             ---------------
                        Total, at Cost                       70,047                      69,507
               Accumulated Depreciation                     (34,575)                    (31,990)
                                                     ---------------             ---------------
               Net                                         $ 35,472                    $ 37,517
                                                     ===============             ===============

NOTE 5: DEBT

Debt consists of the following (in thousands):

                                                            As of                      As of
                                                           June 30,                 December 31,
                                                             2001                       2000
                                                        ---------------            ---------------
                                                         (Unaudited)
       North America
            Senior unsecured notes, 9.625%                   $ 100,108                  $ 101,883
            Revolving credit                                         -                          -
                                                        ---------------            ---------------
                  Total                                        100,108                    101,883

       United Kingdom
            Overdraft facility                                   2,739                      2,160
            Term loans                                           5,972                      4,904
       South Africa                                                897                      1,126
       Argentina                                                 2,082                      1,356
                                                        ---------------            ---------------
                  Total                                         11,690                      9,546

       Total term, revolving credit and
            senior debt                                        111,798                    111,429
       Capital lease obligations                                 1,340                      1,376
       Other                                                       205                        230
                                                        ---------------            ---------------
       Consolidated total                                      113,343                    113,035
            Less current maturities                              7,683                      6,302
                                                        ---------------            ---------------
       Consolidated long term debt                           $ 105,660                  $ 106,733
                                                        ===============            ===============

       Cash                                                      3,741                     10,181
                                                        ---------------            ---------------
       Total debt net of cash                                $ 109,602                  $ 102,854
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

During the second quarter we purchased $1,775,000 of Senior Notes on the open market for 60% of face value or $1,065,000. After a charge of $50,000 to write off associated unamortized financing costs and after providing for income taxes, we recognized a gain, shown as an extraordinary item, of $391,000 on this transaction.

Our U.S. bank facility consists of a revolving credit facility of $6.5 million with interest payable at the bank's prime rate (6.75% at June 30, 2001) and a $2 million letter of credit facility with a fee equal to 2% of amounts drawn. The U.S. facility is collateralized by eligible accounts receivable. At June 30, 2001 $3.7 million of letters of credit were outstanding.

Our U.K. agreement consists of a (pound)2.0 million ($2.8 million) fixed rate term loan, a (pound)2.0 million ($2.8 million) floating rate term loan, a (pound)1.4 million ($2.0 million) floating rate term loan and a (pound)2.8 million ($4.0 million) overdraft facility. At June 30, 2001, U.K. term loan borrowings were $6.0 million ((pound)4.2 million) and overdraft borrowings were $2.7 million ((pound)1.9 million). Interest on the fixed rate loan is 8.144% while interest on the floating-rate term loans and the overdraft facilities are at 1.375% above the bank's base rate (5.25% at June 30, 2001). The term loans are repayable in sixty monthly payments through January 2004 (fixed rate), November 2003 and January 2005. The U.K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom.

In Argentina and South Africa, we have arrangements with several banks which allow our subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 14.5 percent to 20.0 percent at June 30, 2001. Total unused available credit in Argentina and South Africa at June 30, 2001 was approximately $1.5 million. In Argentina we also discount without recourse post-dated checks from our customers.

At June 30, 2001, we had a cash balance of $3.7 million and could have borrowed an additional $3.7 million in the U.S. and $1.2 million in the U.K.

The senior notes contain various covenants including maintenance of certain financial ratios and limits on (a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements of common stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. The foreign facilities contain covenants that pertain to the foreign operations.

NOTE 6:  SEGMENT REPORTING

Prestolite operates in four principal geographic regions. Sales from Africa and South America consist largely of products for the automotive market while sales of products from North America and Europe consist largely of products for non-automotive applications.


Sales and assets based on geography are as follows (in thousands):

                                          North                          South
                                         America         Europe         America          Africa          Other            Total
                                      -------------    -----------    ------------     -----------    ------------    -------------
Sales to external customers, based on
      point of shipment
For quarter ended:
      June 30, 2001 *                  $    19,840     $     8,929     $    11,482      $   1,967       $      -        $   42,218
      July 1, 2000 *                        19,701          10,935          10,024          2,917              -            43,577

For six months ended:
      June 30, 2001 *                  $    39,685     $    20,054     $    20,190      $   4,253       $      -        $   84,182
      July 1, 2000 *                        41,412          22,775          18,339          5,938              -            88,464

Long-lived assets as of:
      June 30, 2001 *                  $    12,935     $    14,705     $     6,260      $   1,572       $      -        $   35,472
      December 31, 2000                     12,648          16,312           6,741          1,816              -            37,517



Sales to external customers, based on
      location of customers
For quarter ended:
      June 30, 2001 *                  $    17,881     $     7,332     $    11,343      $   2,032       $   3,630       $   42,218
      July 1, 2000 *                        18,467           9,301          10,159          2,944           2,706           43,577

For six months ended:
      June 30, 2001 *                  $    36,182     $    17,682     $    20,074      $   4,328       $   5,916       $   84,182
      July 1, 2000 *                        38,492          20,125          18,592          6,150           5,105           88,464

      *  Unaudited


We manage the company on the basis of two business units (Heavy Duty Systems and Automotive Systems) and evaluate the performance of our segments based on earnings before interest expense, taxes, depreciation and amortization and excluding severance and option repurchase charges ("EBITDA"). Corporate overhead and certain other charges are not allocated to the business units. Reported below are our operating segments for which separate financial information is available and for which operating income amounts are evaluated regularly by management. As previously reported, in 2000 we sold three businesses that were part of the Electric Vehicle Systems Division. Those portions of the Electrical Vehicle Systems Division not sold are now part of the Heavy Duty Systems Division. Prior period results for the Heavy Duty Systems Division, therefore, have been restated. Segment assets are not currently broken out in the normal course of managing segment operations; accordingly, such information is not available for disclosure.

In accordance with SFAS No. 131, the unaudited operating results for the periods ended June 30, 2001 and July 1, 2000 are summarized by operating segment (in thousands) below:

                                                       Heavy Duty         Automotive
                                                         Systems           Systems          Unallocated
                                                        Division           Division            Costs              Total
                                                     ---------------    ---------------    ---------------    ---------------
Sales to external customers
For quarter ended:
    June 30,2001                                         $   28,769          $   13,449         $       -        $    42,218
    July 1, 2000                                             30,636              12,941                 -             43,577
                                                                  -                   -                                    -
For six months ended:
    June 30,2001                                         $   59,739          $   24,443         $       -        $    84,182
    July 1, 2000                                             64,187              24,277                 -             88,464



EBITDA:

For quarter ended:
    June 30,2001                                          $   4,788          $    1,528         $  (1,011)       $     5,305
    July 1, 2000                                              3,552                 394              (974)             2,972
                                                                  -                   -                 -                  -
For six months ended:
    June 30,2001                                          $   9,622          $    2,303         $  (1,844)       $    10,081
    July 1, 2000                                              7,876                 695            (2,162)             6,409

A reconciliation of unaudited EBITDA to income (loss) from continuing operations before income taxes follows (in thousands):

                                                          For the quarter ended                 For the six months ended
                                                       June 30,             July 1,            June 30,            July 1,
                                                         2001                2000               2001               2000
                                                    ---------------     --------------     --------------   ----------------
EBITDA                                                  $    5,305          $    2,972         $    10,081       $    6,409
  less:
Depreciation and amortization                                1,960               2,329               4,152            4,660
Severance charges                                              769               1,673               1,110            1,700
Exchange loss                                                    7                 544                  32              614
Interest expense                                             3,247               4,169               6,343            8,302
Income (loss) from continuing
                                                    ---------------     ---------------    ----------------   --------------
  operations before income taxes                        $     (678)         $   (5,743)        $    (1,556)      $   (8,867)
                                                    ===============     ===============    ================   ==============

                  ITEM 2: Management's Discussion and Analysis
                of Financial Condition and Results of Operation.

OVERVIEW

We manufacture alternators, starter motors and other items for heavy duty, automotive, defense and industrial markets. These are supplied under the "Prestolite," "Leece-Neville," and "Indiel" brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. Most of our products are component parts used on diesel or gasoline engines, sold to both aftermarket customers and original equipment manufacturers. We sell our products to a variety of markets, in terms of both end-use and geography.

We have organized our business into two divisions. While each division bears the name of its principal markets, no division sells exclusively into its target market. Further, each division has some sales into the target markets of the other divisions.

The Heavy Duty Systems Division produces alternators, starter motors, inline pumps, and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. The division's facilities are located in Arcade, NY; Florence, KY; Garfield, NJ; Acton, England; and Leyland, England.

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


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JULY 1, 2000

Sales for the quarter ended June 30, 2001 were $42.2 million, a decrease of $1.4 million, or 3.1%, from $43.6 million in the second quarter of 2000. The decrease in sales dollars is mainly attributable to the Heavy Duty Systems Division. Heavy Duty Systems sales declined $1.7 million or 5.6%. Heavy Duty Systems sales in the United Kingdom declined $2.0 million while U.S. Heavy Duty sales increased $0.3 million. Automotive Systems Division sales increased $0.3 million, or 2.7%. Argentina sales increased by $1.3 million while South Africa sales declined $1.0 million.

Gross profit was $8.3 million in the second quarter of 2001, or 19.8% of sales. This compares to gross profit of $7.0 million, or 16.2% of sales, in the second quarter of 2000. Cost reductions offset somewhat by lower sales, provided this increase.

Selling, general, and administrative expense was $5.1 million, or 12.1% of sales for the second quarter of 2001, a decrease of $1.8 million, or 25.7%, from $6.9 million, or 15.7% of sales, in the second quarter of 2000. The reduction in selling, general, and administrative expense is largely attributable to cost reductions implemented in mid-2000.

Operating income in the second quarter of 2001 was $2.5 million, or 5.9% of sales, an increase of $4.0 million, from the $1.5 million loss in the second quarter of 2000. This was due to the factors discussed above.

Other income was $98,000 in the second quarter of 2001 compared to other income of $447,000 in the second quarter of 2000. This consists of the net effect of interest income, export rebate income and miscellaneous income, offset by pension expense for inactive defined benefit plans associated with United States facilities that have been closed, royalty expense, and trademark expense.

Interest expense was $3.2 million in the second quarter of 2001, a decrease of $1.0 million compared to $4.2 million in the second quarter of 2000. This decrease is due primarily to reductions in debt resulting from the sale of three businesses in August, 2000.

The benefit from income taxes was $72,000, 10.6% of the loss from continuing operations before taxes, for the second quarter of 2001 as compared to the $1.4 million benefit from income taxes for the second quarter of 2000, 31.0% of the loss from continuing operations before taxes and the extraordinary item. The change in the tax rate is due to losses for which no tax benefit was recorded.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JULY 1, 2000

Sales for the first half ended June 30, 2001 were $84.2 million, a decrease of $4.3 million, or 4.8%, from $88.5 million in the first half of 2000. The decrease in sales dollars is mainly attributable to the Heavy Duty Systems Division. Heavy Duty Systems sales declined $4.0 million or 6.3%. Heavy Duty Systems sales in the United Kingdom declined $2.7 million while U.S. Heavy Duty sales declined $1.3 million. Automotive Systems Division sales declined $0.3 million, or 1.0%. Argentina sales increased by $1.4 million while South Africa sales declined $1.7 million.

Gross profit was $16.5 million in the first half of 2001, or 19.7% of sales. This compares to gross profit of $15.5 million, or 17.5% of sales, in the first half of 2000. A shift in mix toward higher margin products and markets offset somewhat by lower sales volume provided this increase.

Selling, general, and administrative expense was $10.6 million, or 12.4% of sales for the first half of 2001, a decrease of $3.6 million, or 25.9%, from $14.1 million, or 15.9% of sales, in the first half of 2000. The reduction in selling, general, and administrative expense is largely attributable to cost reductions implemented in mid-2000.

Operating income in the first half of 2001 was $4.9 million, or 5.9% of sales, an increase of $5.3 million, from the $0.3 million loss in the first half of 2000. This was due to the factors discussed above.

Other expense was $35,000 in the first half of 2001 compared to other income of $346,000 in the first half of 2000. This consists of the net effect of interest income, export rebate income and miscellaneous income, offset by pension expense for inactive defined benefit plans associated with United States facilities that have been closed, royalty expense, and trademark expense.

Interest expense was $6.3 million in the first half of 2001, a decrease of $2.0 million compared to $8.3 million in the first half of 2000. This decrease is due primarily to reductions in debt resulting from the sale of three businesses in August 2000.

The benefit from income taxes was $93,000, 6.0% of the loss from continuing operations before taxes, for the first half of 2001 as compared to the $1.9 million benefit from income taxes for the first half of 2000, 25.9% of the loss from continuing operations before taxes and the extraordinary item. The change in the tax rate is due to losses for which no tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by continuing operating activities in the first half of 2001 was $3.3 million. In addition, $1.6 million of cash was used for transition services required by the agreement under which we sold our discontinued businesses in 2000 an we paid $0.6 million to adjust the sale price of that transaction. Capital spending for the first half of 2001 was $2.4 million, a decrease of $0.2 million from the first half of 2000. Of the $2.4 million, $1.7 million was spent in the United States and $0.7 million outside the United States. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products.

In connection with the acquisition of our Argentina operations from Lucas in 1998, we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables and up to $4.9 million contingent upon the collection of certain fully-reserved receivables. Aggregate payments were zero in the first half of 2001 and $0.2 million in 2000. We expect to pay any of these contingencies from the collection of the receivables.

Debt, net of cash, increased from $102.9 million at December 31, 2000 to $109.6 million at June 30, 2001, an increase of $6.7 million. Major factors contributing to this increase were the $1.1 million net loss, $2.4 million of capital spending, a $3.5 million increase in accounts receivable, $1.6 million of outlays for transition services required by the agreement under which we sold our discontinued businesses in 2000, a $0.6 million payment to adjust the sale price of the businesses sold in 2000, and a $1.1 million decrease in accrued liabilities. The decrease in accrued liabilities was due to $1.0 million in tax payments. We had a cash balance of $3.7 million and revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $3.7 million and $1.2 million, respectively, were available based on the June 30, 2001 levels of assets pledged to support that debt. In Argentina and South Africa, we have arrangements with several banks permitting discounting or borrowing against receivables. Total net additional credit available in Argentina and South Africa as of June 30, 2001 was approximately $1.5 million.

We expect our liquidity needs to consist primarily of working capital needs and scheduled payments of principal and interest on our indebtedness. We expect our short-term liquidity needs to be provided by operating cash flows and borrowings under our revolving credit facilities. We expect to fund our long-term liquidity needs from our operating cash flows, the issuance of debt and/or equity securities, and bank borrowings. We believe that cash flows from operations, our existing cash balances and amounts available under these revolving credit facilities will provide adequate funds for ongoing operation, planned capital expenditures, investments, and debt service for at least the next twelve months. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

OTHER MATTERS

In June and July of 2001 Argentina experienced a severe monetary crisis. Throughout July banks in Argentina generally refused to provide loans to the Argentine government and to private businesses. On July 29 the Argentine legislature passed austerity measures in order to balance the budget of the Argentine government. Most observers believe that, as a result, the monetary crisis will end during the third quarter, but there can be no assurances that this will occur. During July and early August Prestolite sent $1 million to its Argentine subsidiary and instructed a vendor to draw on U.S. letters of credit for $1.1 million to satisfy vendor receivables from that Argentine subsidiary. During the first half of 2001, Prestolite's operations in Argentina generated $20.0 million of sales to external customers, produced $0.7 million of operating profit, recorded $1.1 million of interest and $0.2 million of tax expenses and reported a net loss of $0.6 million.

In order to increase our sales into China, we began operating a joint venture in China known as Prestolite Electric Beijing Ltd., or PEBL effective April 1, 2001. We own 52% of the equity, for which we have committed certain technology and $2,000,000 in cash. No cash has yet been paid. By Chinese law, we must pay this cash before the third anniversary date of the joint venture's operation. The results of these operations were not material to our consolidated results for the quarter.

NEW ACCOUNTING PRONOUNCEMENTS

We adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Pursuant to this statement, all derivative instruments are recognized as assets or liabilities on the balance sheet and measured at fair value. This statement does not have a material impact on the financial results of the Company for the six months ended June 30, 2001.

In July 2001 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 replaces APB No. 16 and eliminates the pooling-of-interests method for any business combinations after June 30, 2001. SFAS 142 supersedes APB No. 17 and eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2001 and the Company is currently assessing this Statement and the impact it may have on our operating results.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Reports on Form 8-K
               We have not filed any reports on Form 8-K during the quarterly period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  August 8, 2001                            By:  /s/  Kenneth C. Cornelius
                                                      -------------------------
                                                 Kenneth C. Cornelius
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (principal financial and
                                                  accounting officer)