Form 10-Q
period 2001-09-30
PRESTOLITE ELECTRIC HOLDING INC
filed 2001-11-14
CIK 1057053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 29, 2001.

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

                                Yes  X   No
                                    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of common shares outstanding
       Class:                                as of November 14, 2001
    Common Stock                                 1,985,000

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I:  Financial Information

         Item 1:   Condensed Consolidated Balance Sheets                                                  3
                      at September 29, 2001 (unaudited) and December 31, 2000

                   Condensed Consolidated Statement of Operations                                         4
                      Nine months ended September 29, 2001 (unaudited)
                      and September 30, 2000 (unaudited)

                   Condensed Consolidated Statements of Cash Flows                                        5
                      Nine months ended September 29, 2001 (unaudited)
                      and September 30, 2000 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                                   6


         Item 2:   Management's Discussion and Analysis of Financial                                     12
                   Condition and Results of Operations




Part II:           Other Information                                                                     17

                   Signatures                                                                            18

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                                             September 29,       December 31,
                                                                                 2001                2000
                                                                             --------------     ---------------
Assets                                                                        (Unaudited)
   Current Assets:
      Cash                                                                        $    818            $ 10,181
      Accounts receivable, net of allowances                                        32,396              31,098
      Inventories, net                                                              41,586              42,293
      Prepaid and other current assets                                               4,303               2,938
                                                                             --------------     ---------------
                                Total current assets                                79,103              86,510

   Property, plant and equipment, net                                               36,381              37,517
   Investments                                                                         577                 577
   Intangible assets, net                                                            7,310               7,970
   Long-term receivables and pension assets                                          5,830               5,752
   Net assets of discontinued operations                                             5,952               5,993
                                                                             --------------     ---------------
                                Total assets                                      $135,153            $144,319
                                                                             ==============     ===============

Liabilities
   Current Liabilities:
      Revolving credit                                                            $  8,387            $  5,747
      Current portion of long-term debt                                                590                 555
      Accounts payable                                                              16,088              18,744
      Accrued liabilities                                                           11,650              14,835
                                                                             --------------     ---------------
                                Total current liabilities                           36,715              39,881

   Long-term debt                                                                  106,567             106,733
   Other non-current liabilities                                                     2,442               2,321
   Deferred tax liabilities                                                          1,930               2,467
                                                                             --------------     ---------------
                                Total liabilities                                  147,654             151,402

   Minority interest                                                                 1,108                   -

Stockholders' equity (deficit)
   Common stock, par value $.01, 5,000,000 shares
      authorized, 1,985,000 shares issued and outstanding
      at September 29, 2001 and December 31, 2000                                        2                   2
   Paid-in capital                                                                  16,623              16,623
   Retained earnings                                                                  (810)              4,890
   Notes receivable, employees' stock purchase, 7.74% due 2002                        (395)               (446)
   Foreign currency translation adjustment                                          (4,404)             (3,527)
   Treasury stock, 1,318,000 shares on September 29, 2001 and
      December 31, 2000                                                            (24,625)            (24,625)
                                                                             --------------     ---------------
                                Total stockholders' equity (deficit)               (13,609)             (7,083)

                                                                             --------------     ---------------
          Total liabilities and stockholders' equity (deficit)                    $135,153            $144,319
                                                                             ==============     ===============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                          For the 3 months ended                   For the 9 months ended
                                                      ------------------------------------  --------------------------------------

                                                          Sept. 29,            Sept. 30,           Sept. 29,           Sept. 30,
                                                            2001                  2000               2001                 2000
                                                      ----------------   -----------------  ------------------   -----------------
Net Sales                                                    $ 39,144            $ 42,709           $ 123,326           $ 131,173
Cost of goods sold                                             31,080              34,326              98,721             107,300

                                                      ----------------   -----------------  ------------------   -----------------
      Gross profit                                              8,064               8,383              24,605              23,873

Selling, general and administrative                             5,623               5,571              16,200              19,658
Costs associated with option repurchase                             -                 168                   -                 168
Special charges*                                                1,500               3,450               1,500               3,450
Severance charges                                               2,127                 419               3,237               2,119

                                                      ----------------   -----------------  ------------------   -----------------
      Operating income (loss)                                  (1,186)             (1,225)              3,668              (1,522)

Interest expense                                                3,501               3,656               9,844              11,958
Minority interest expense                                         398                   -                 398                   -
Unrealized foreign exchange (gains) losses                        (13)                106                  19                 720
Other expense (income)                                            (46)                (73)                (11)               (419)
                                                      ----------------   -----------------  ------------------   -----------------
     Income (loss) from continuing operations
     before income taxes                                       (5,026)             (4,914)             (6,582)            (13,781)

Benefit from income taxes                                        (398)             (2,315)               (491)             (4,241)

                                                      ----------------   -----------------  ------------------   -----------------
     Income (loss) from continuing operations                  (4,628)             (2,599)             (6,091)             (9,540)

Income from discontinued operations, net of taxes                   -              15,044                   -              17,395
Extraordinary item - Gain on senior note repurchase                 -               3,667                 391               3,667
                                                      ----------------   -----------------  ------------------   -----------------
      Net income (loss)                                      $ (4,628)           $ 16,112           $  (5,700)          $  11,522

     Other comprehensive income (expense):
        Foreign currency translation adjustment                 $ 619            $   (544)          $    (877)          $  (2,621)

                                                      ----------------   -----------------  ------------------   -----------------
     Comprehensive income (loss)                             $ (4,009)           $ 15,568           $  (6,577)          $   8,901
                                                      ================   =================  ==================   =================

Basic and diluted earnings per common share
   Income (loss) from continuing operations                  $  (2.33)           $  (1.31)          $   (3.07)          $   (4.81)
   Income (loss) from discontinued operations                $      -            $   7.58           $       -           $    8.76
  Extraordinary item - Gain on sr note repurchase            $      -            $   1.85           $    0.20           $    1.85
                                                      ----------------   -----------------  ------------------   -----------------
   Net income (loss)                                         $  (2.33)           $   8.12           $   (2.87)          $    5.80
                                                      ================   =================  ==================   =================

Basic and dilutive weighted
   average shares outstanding                               1,985,000           1,985,000           1,985,000           1,985,000

*Special charges in 2001 reflect Argentina bad debt adjustment, in 2000 reflect specialty alternator cost write-off.

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          For the nine months ended
                                                                                     ------------------------------------
                                                                                       Sept. 29,             Sept. 30,
                                                                                         2001                  2000
                                                                                     --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                         $ (5,700)            $  11,522
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
     Depreciation                                                                            5,415                 5,913
     Amortization                                                                              931                 1,054
     Gain on senior note purchase                                                             (660)               (5,914)
     Minority interest expense                                                                 398                     -
     Loss (gain) on sale of property, plant, and equipment                                     (44)                 (313)
     Gain on sale of discontinued business                                                       -               (24,348)
     Deferred gain on sale and leaseback                                                      (258)                  114
     Specialty alternator charges                                                                -                 3,450
     Option repurchase                                                                           -                   168
     Deferred taxes                                                                           (484)                6,429
     Changes in working capital items                                                       (8,219)               (3,804)
                                                                                     --------------        --------------
           Net cash provided by (used in) continuing operating activities                   (8,621)               (5,729)
           Net cash provided by (used in) discontinued operations                             (180)                  (66)
                                                                                     --------------        --------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (8,801)               (5,795)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                        (3,252)               (4,522)
Proceeds from disposal of fixed assets                                                         203                   293
Proceeds from sale of discontinued businesses                                                    -                50,933
Other investing activities                                                                       -                     5
                                                                                     --------------        --------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (3,049)               46,709

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in revolving line of credit                                          2,290               (14,832)
Payments on long-term debt                                                                  (1,113)                 (724)
Proceeds from borrowings                                                                     2,016                     -
Senior note repurchase                                                                      (1,065)              (13,202)
Purchase of treasury stock, options and warrants, employee stock receivable                     51                  (109)
Borrowings (payments) on capital leases                                                       (120)                  607
Other financing costs, net                                                                     (33)                  (22)
                                                                                     --------------        --------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               2,026               (28,282)

Effect of exchange rate changes on cash                                                        461                 2,437

                                                                                     --------------        --------------
Net increase (decrease) in cash                                                             (9,363)               15,069
Cash - beginning of period                                                                  10,181                   432

                                                                                     --------------        --------------
CASH - END OF PERIOD                                                                      $    818             $  15,501
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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three- and nine-month periods ended September 29, 2001 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

Genstar Capital Corporation and Company management own all of the equity securities of Prestolite Electric Holding, Inc.

NOTE 2: DISCONTINUED OPERATIONS

On August 4, 2000, we sold our direct current electric motor business, our battery charger business, and our switch business to Ametek, Inc. The $62.0 million contractual price of this sale was adjusted for changes in net operating assets from a target amount and for the sales to a key customer during the second quarter of 2001. The adjusted sale price was approximately $58.0 million, including $7.0 million in escrow at December 31, 2000 and $3.6 million in escrow at September 29, 2001, plus accrued interest.

We treated the DC motor, battery charger, and switch businesses as discontinued operations.

Summary financial information related to the discontinued businesses is presented below (in thousands):

                                                                                            As of               As of
                                                                                          Sept 29,          December 31,
                                                                                            2001                2000
                                                                                       ---------------     ---------------
Net assets related to the discontinued businesses:                                      (Unaudited)

   Decatur facility held for sale                                                             $ 3,355             $ 3,576
   Escrow and receivable                                                                        3,600               7,750
   Accrued transaction costs and estimated sale price reductions                               (1,252)             (5,582)
   Other                                                                                          249                 249
                                                                                       ---------------     ---------------
         Total                                                                                $ 5,952             $ 5,993
                                                                                       ===============     ===============

NOTE 3: INVESTMENTS

On April 2, 2001, we began operating a joint venture in China known as Prestolite Electric Beijing Ltd., or PEBL. We own 52% of the equity, for which we have committed certain technology and committed $1.8 million in cash. No cash has yet been contributed, but by Chinese law we must pay this cash before the third anniversary date of the beginning of the joint venture's operations. Prestolite Electric Incorporated, which has financial and operating control, has recorded the results of these operations in the consolidated results for the quarter and nine months ended September 29, 2001, and related minority interest has been reported. All intercompany accounts and transactions are eliminated in consolidation.

NOTE 4: INVENTORIES

Inventories are summarized as follows (in thousands):

                                                                                            As of                  As of
                                                                                         September 29,         December 31,
                                                                                            2001                   2000
                                                                                        --------------       ----------------
                                                                                        (Unaudited)
        FIFO Cost:
                    Raw Material                                                              $15,127               $ 17,931
                    Work in Progress                                                            7,025                  6,230
                    Finished Goods                                                             22,181                 20,982
                                                                                        --------------       ----------------
                    Total FIFO cost                                                           $44,333               $ 45,143
        Adjustment to LIFO cost                                                                   837                    601
        Reserves for Excess and Obsolete                                                       (3,584)                (3,451)
                                                                                        --------------       ----------------
                                                                                              $41,586               $ 42,293
                                                                                        ==============       ================

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                         As of                       As of
                                                     September 29,                December 31,
                                                          2001                        2000
                                                     ---------------             ---------------
                                                      (Unaudited)
               Land & Buildings                            $ 21,231                    $ 21,249
               Machinery & Equipment                         48,475                      44,823
               Construction in Progress                       3,115                       3,435
                                                     ---------------             ---------------
                        Total, at Cost                       72,821                      69,507
               Accumulated Depreciation                     (36,440)                    (31,990)
                                                     ---------------             ---------------
               Net                                         $ 36,381                    $ 37,517
                                                     ===============             ===============

NOTE 6: DEBT

Debt consists of the following (in thousands):

                                                                         As of               As of
                                                                     September 29,        December 31,
                                                                          2001                2000
                                                                     ---------------     ---------------
                                                                     (Unaudited)
       North America
            Senior unsecured notes, 9.625%                                $ 100,108           $ 101,883
            Commitment for outstanding checks                                   270                   -
            Revolving credit                                                    880                   -
                                                                     ---------------     ---------------
                  Total                                                     101,258             101,883

       United Kingdom
            Overdraft facility                                                3,375               2,160
            Term loans                                                        5,850               4,904
       South Africa                                                           1,060               1,126
       Argentina                                                              1,350               1,356
                                                                     ---------------     ---------------
                  Total                                                      11,635               9,546

       Total term, revolving credit and
            senior debt                                                     112,893             111,429
       Capital lease obligations                                              2,454               1,376
       Other                                                                    197                 230
                                                                     ---------------     ---------------
       Consolidated total                                                   115,544             113,035
            Less current maturities                                           8,977               6,302
                                                                     ---------------     ---------------
       Consolidated long term debt                                        $ 106,567           $ 106,733
                                                                     ===============     ===============

       Cash                                                                     818              10,181
                                                                     ---------------     ---------------
       Total debt net of cash                                             $ 114,726           $ 102,854
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

During the first half of 2001 we purchased $1,775,000 of Senior Notes on the open market for 60% of face value or $1,065,000. After a charge of $50,000 to write off associated unamortized financing costs and after providing for income taxes, we recognized a gain, shown as an extraordinary item, of $391,000 on this transaction.

Our U. S. bank facility consisted of a revolving credit facility of $6.5 million with interest payable at the bank's prime rate (6% at September 29, 2001) and a $2 million letter of credit facility with a fee equal to 2% of amounts drawn. The U.S. facility is collateralized by eligible accounts receivable. At September 29, 2001, $0.9 million of borrowings and $1.8 million of letters of credit were outstanding. On October 31, 2001 we amended this facility to provide an additional $5.0 million and to include inventory in the collateral.

Our U.K. agreement consists of a pound sterling 2.0 million ($2.9 million) fixed rate term loan, a pound sterling 2.0 million ($2.9 million) floating rate term loan, a pound sterling 1.4 million ($2.1 million) floating rate term loan and a pound sterling 2.8 million ($4.1 million) overdraft facility. At September 29, 2001, U.K. term loan borrowings were $5.9 million (pound sterling
4.0 million) and overdraft borrowings were $3.4 million (pound sterling
2.3 million). Interest on the fixed rate loan is 8.144% while interest on the floating-rate term loans and the overdraft facilities are at 1.375% above the bank's base rate (4.0% at September 29, 2001). The term loans are repayable in sixty monthly payments through January 2004 (fixed rate), November 2003 and January 2005. The U.K. Loans are collateralized by eligible receivables and fixed assets in the United Kingdom.

In Argentina and South Africa, we have arrangements with several banks which allow our subsidiaries in these countries to discount or borrow against accounts receivable, generally at the prime rates of the banks involved. Those rates ranged from 14.5 percent to 35.0 percent at September 29, 2001. Total unused available credit in South Africa at September 29, 2001 was approximately $0.1 million. In Argentina we also discount without recourse post-dated checks from our customers. At September 29, 2001 we had $3.6 million available in discounting facilities.

The senior notes contain various covenants including maintenance of certain financial ratios and limits on (a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements of common stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. The revised U.S. facility includes covenants relating to EBITDA coverage of fixed charges and debt to EBITDA. The foreign facilities contain covenants that pertain to the foreign operations.

NOTE 7:  SEGMENT REPORTING

Prestolite operates in five principal geographic regions. Sales from Africa and South America consist largely of products for the automotive market while sales of products from North America and Europe consist largely of products for non-automotive applications. Sales in China are products for both automotive and non-automotive applications. These geographic units are those management uses to evaluate performance.

We evaluate that performance based on earnings before interest expense, taxes, depreciation and amortization and excluding severance and option repurchase charges ("EBITDA"). Corporate overhead and certain other charges are not allocated to the business/geographic units. Reported are our operating segments for which separate financial information is available and for which operating income amounts are evaluated regularly by management. In accordance with SFAS No. 131, the unaudited operating results for the periods ended September 29, 2001 and September 30, 2000 are summarized below.

Sales and assets based on geographic regions are as follows (in thousands):

                                         North                         South
                                        America         Europe        America         Africa       China      Other       Total
                                     ------------   -------------  -------------  ------------  ---------- ----------  -----------

Sales to external customers, based on
      point of shipment
For quarter ended:
      September 29, 2001 *            $ 19,323       $  8,976       $  6,931        $ 1,511      $ 2,403   $     -       $ 39,144
      September 30, 2000 *              19,873         10,225          9,754          2,857            -         -         42,709

For nine months ended:
      September 29, 2001 *            $ 59,008       $ 29,030       $ 27,121        $ 5,764      $ 2,403   $     -       $123,326
      September 30, 2000 *              60,864         33,000         28,515          8,794            -         -        131,173

Long-lived assets as of:
      September 29, 2001 *            $ 12,580       $ 14,983       $  5,747        $ 1,472      $ 1,599   $     -       $ 36,381
      December 31, 2000                 12,648         16,312          6,741          1,816            -         -         37,517


Sales to external customers, based on
      location of customers
For quarter ended:
      September 29, 2001 *            $ 17,985        $ 7,463       $  6,893        $ 1,502      $ 2,403   $ 2,898       $ 39,144
      September 30, 2000 *              18,767          8,514          9,703          2,866            -     2,859         42,709

For nine months ended:
      September 29, 2001 *            $ 54,167       $ 25,145       $ 26,967        $ 5,830      $ 2,403   $ 8,814       $123,326
      September 30, 2000 *              57,595         28,554         28,228          9,016            -     7,780        131,173

      *  Unaudited

As a result of the sale of our direct current electric motor business, our battery charger business and our switch business in August 2000 we have restructured our segment reporting. We manufacture and distribute alternators and starter motors in five geographic locations for use in heavy duty vehicles and automobiles. Each geographic location's revenue and operating performance is managed and reported separately. Our previous reporting of Heavy Duty Systems division included our North American and European operations and the Automotive Systems division consisted of South American and African operations. This change this quarter expands the reporting from divisions to each of the reporting locations. EBITDA by geographical region and a reconciliation of unaudited EBITDA to income (loss) from continuing operations before income taxes follows (in thousands):

                                  North                      South                                      Other /
                                 America       Europe       America       Africa        China        Unallocated         Total
                               ------------  ----------- ------------  ------------   -----------   --------------  ---------------
EBITDA for quarter ended:
      September 29, 2001*          $ 3,578     $ 1,439     $   (83)        $ (19)      $ 662          $   (896)         $ 4,681
      September 30, 2000*          $ 3,483     $ 1,312     $ 1,097         $ 382       $   -          $ (1,082)         $ 5,192

EBITDA for nine months ended:
      September 29, 2001*          $10,059     $ 4,580     $ 1,884         $ 317       $ 662          $ (2,740)        $ 14,762
      September 30, 2000*          $ 8,504     $ 4,180     $ 1,266         $ 908       $   -          $ (3,257)        $ 11,601

                                                      For the quarter ended                      For the nine months ended
                                                    Sept. 29,       Sept. 30,                  Sept. 29,          Sept. 30,
                                                      2001            2000                       2001               2000
                                                  --------------  --------------            ----------------  ------------------
EBITDA                                                 $  4,681        $  5,192                    $ 14,762           $  11,601
  less:
Depreciation and amortization                             2,194           2,307                       6,346               6,967
Severance charges                                         2,127             419                       3,237               2,119
Costs associated with option repurchase                       -             168                           -                 168
Special charges**                                         1,500           3,450                       1,500               3,450
Exchange loss                                               (13)            106                          19                 720
Interest expense                                          3,501           3,656                       9,844              11,958
Minority interest                                           398              --                         398                  --
Income (loss) from continuing
                                                  --------------  --------------            ----------------  ------------------
  operations before income taxes                       $ (5,026)       $ (4,914)                   $ (6,582)          $ (13,781)
                                                  ==============  ==============            ================  ==================

* Unaudited
** Special charges in 2001 reflect Argentina bad debt adjustments, in 2000 reflect specialty alternator write-off.

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

We operate in five principal geographic regions. Sales from Africa and South America consist largely of products for the automotive market while sales of products from North America and Europe consist largely of products for non-automotive applications. While each region primarily sells in its own area, no region sells exclusively into its target market. Further, each region has some sales into the target markets of the other regions. In order to increase our sales into China, we have begun operation of a joint venture in China, Prestolite Electric Beijing, Ltd., selling products for both automotive and heavy duty vehicle applications.

Our North American and European facilities produce alternators, starter motors, inline pumps, and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. These facilities are located in Arcade, NY; Florence, KY; Garfield, NJ; Acton, England; and Leyland, England.

The African and South American facilities manufacture automotive components, primarily alternators and starter motors. These facilities are located in Johannesburg, South Africa; and in Buenos Aires, San Lorenzo and San Luis, Argentina. The Argentina operation also manufactures distributors. In both South Africa and Argentina more than half of our sales are to the automotive aftermarket, and about half of those aftermarket sales are products purchased for resale.

Prestolite Electric Beijing, Ltd. manufactures automotive products in China and generally relies on our U.S. and U.K. Facilities for heavy duty products.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 29, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

Sales for the quarter ended September 29, 2001 were $39.1 million, a decrease of $3.6 million, or 8.4%, from $42.7 million in the third quarter of 2000. The decrease in sales dollars is mainly attributable to Argentina and South Africa, where sales decreased a combined $4.1 million, or 33.1%. European sales declined $1.2 million or 12.2% and North American sales declined $0.6 million, or 2.8%. These decreases were offset by the $2.4 million of sales of our joint venture, Prestolite Electric Beijing, Ltd., in China.

Gross profit was $8.1 million in the third quarter of 2001, or 20.6% of sales. This compares to gross profit of $8.4 million, or 19.6% of sales, in the third quarter of 2000. Lower sales volume, partly offset by our cost-cutting measures, resulted in the decreased gross profit.

Selling, general, and administrative expense was $5.6 million, or 14.4% of sales for the third quarter of 2001, comparable to the $5.6 million, or 13.0% of sales, in the third quarter of 2000. Increased selling, general and administrative expense as a result of the China joint venture in the third quarter of 2001 was offset by cost reductions.

We recorded $2.1 million in severance charges during the quarter $1.7 million of which were related to our Argentina facilities. We also recorded a $1.5 million special charge for anticipated bad debt expenses. Following the end of the quarter a large Argentine customer owing us $1.3 million entered receivership.

Operating loss in the third quarter of 2001 was $1.2 million, comparative to the operating loss of $1.2 million in the third quarter of 2000. This was due to the factors discussed above.

Other income was $46,000 in the third quarter of 2001 compared to other income of $73,000 in the third quarter of 2000. This consists of the net effect of export rebate income and miscellaneous income, offset by pension expense for inactive defined benefit plans associated with United States facilities that have been closed, royalty expense, and trademark expense.

Interest expense was $3.5 million in the third quarter of 2001, a decrease of $0.2 million compared to $3.7 million in the third quarter of 2000. This decrease is due primarily to reductions in debt resulting from the sale of three businesses in August 2000, and our subsequent repurchase of senior notes.

The benefit from income taxes was $0.4 million, 7.9% of the loss from continuing operations before taxes, for the third quarter of 2001 as compared to the $2.3 million benefit from income taxes for the third quarter of 2000, 47.1% of the loss from continuing operations before taxes and the extraordinary item. The change in the tax rate is due to losses in Argentina for which no tax benefit was recorded.

NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Sales for the first nine months ended September 29, 2001 were $123.3 million, a decrease of $7.8 million, or 6.0%, from $131.2 million in the first nine months of 2000. The decrease in sales dollars is mainly attributable to Argentina and South Africa, where sales decreased a combined $4.4 million, or 11.9%. European sales declined $4.0 million or 12.0% and North American sales declined $1.9 million, or 3.1%. These decreases were partially offset by the $2.4 million of sales of our joint venture, Prestolite Electric Beijing, Ltd., in China.

Gross profit was $24.6 million in the first nine months of 2001, or 20.0% of sales. This compares to gross profit of $23.9 million, or 18.2% of sales, in the first nine months of 2000. A shift in mix toward higher margin products and markets offset somewhat by lower sales volume provided this increase.

Selling, general, and administrative expense was $16.2 million, or 13.1% of sales for the first nine months of 2001, a decrease of $3.5 million, or 17.6%, from $19.7 million, or 15.0% of sales, in the first nine months of 2000. The reduction in selling, general, and administrative expense is largely attributable to cost reductions implemented in mid-2000.

We recorded $3.2 million in severance charges during the nine months, of which $1.8 million was related to our Argentina facilities. We also recorded a $1.5 million special charge for anticipated bad debt expenses. Following the end of the quarter a large Argentine customer owing us $1.3 million entered receivership.

Operating income in the first nine months of 2001 was $3.7 million, or 3.0% of sales, an increase of $5.2 million, from the $1.5 million loss in the first nine months of 2000. This was due to the factors discussed above.

Other income was $11,000 in the first nine months of 2001 compared to other income of $419,000 in the first nine months of 2000. This consists of the net effect of export rebate income and miscellaneous income, offset by pension expense for inactive defined benefit plans associated with United States facilities that have been closed, royalty expense, and trademark expense.

Interest expense was $9.8 million in the first nine months of 2001, a decrease of $2.1 million compared to $12.0 million in the first nine of 2000. This decrease is due primarily to reductions in debt resulting from the sale of three businesses in August 2000, and our subsequent repurchase of senior notes.

The benefit from income taxes was $491,000, 7.5% of the loss from continuing operations before taxes, for the first nine months of 2001 as compared to the $4.2 million benefit from income taxes for the first nine months of 2000, 30.8% of the loss from continuing operations before taxes and the extraordinary item. The change in the tax rate is due to losses in Argentina for which no tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by continuing operating activities in the first nine months of 2001 was $8.6 million. In addition, $2.2 million of cash was used for transition services required by the agreement under which we sold our discontinued businesses in 2000, and we paid $0.6 million to adjust the sale price of that transaction. We received $2.8 million in cash from the escrow for the sale of the discontinued businesses part of which was to offset some transition costs. Capital spending for the first nine months of 2001 was $3.2 million, a decrease of $1.3 million from the first nine months of 2000. Of the $3.2 million, $2.0 million was spent in North America and $1.2 million outside North America. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products.

In connection with the acquisition of our Argentina operations from Lucas in 1998, we agreed to certain future obligations to Lucas. Remaining obligations include post-closing payments to Lucas of up to $3.0 million upon the collection of certain receivables and up to $4.9 million contingent upon the collection of certain fully-reserved receivables. Aggregate payments were zero in the first nine months of 2001 and $0.2 million in 2000. We expect to pay any of these contingencies from the collection of the receivables.

Debt, net of cash, increased from $102.9 million at December 31, 2000 to $114.7 million at September 29, 2001, an increase of $11.8 million. Factors contributing to this increase included the $5.7 million net loss, $3.2 million of capital spending, a $1.3 million increase in accounts receivable, $2.2 million of outlays for transition services required by the agreement under which we sold our discontinued businesses in 2000, a $0.6 million payment to adjust the sale price of the businesses sold in 2000, and a $2.5 million decrease in accrued liabilities. The decrease in accrued liabilities was primarily due to $1.0 million in tax payments. We had a cash balance of $0.8 million and revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $5.6 million and $0.7 million, respectively, were available based on the September 29, 2001 levels of assets pledged to support that debt. In Argentina and South Africa, we have arrangements with several banks permitting discounting or borrowing against receivables. Total net additional credit available in South Africa as of September 29, 2001 was approximately $0.1 million.

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

OTHER MATTERS

In June 2001 Argentina (the country) experienced a severe monetary crisis that continues to this date. The government has been unable to reach a political agreement to do what's needed for economic recovery. In the third quarter Prestolite Electric North America sent $2.0 million to its Argentine subsidiary and instructed a number of vendors to draw $2.1 million on letters of credit issued by its U.S. bank. During the third quarter the Argentina operation's sales dropped 37.2% from the second quarter and 28.2% from the third quarter of 2000. Argentina accounted for 17.7% of the third quarter consolidated sales, down from 22.8% recorded last year. In the third quarter an operating loss of $3.9 million and a net loss of $4.5 million were recorded in Argentina.

NEW ACCOUNTING PRONOUNCEMENTS

We adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Pursuant to this statement, all derivative instruments are recognized as assets or liabilities on the balance sheet and measured at fair value. This statement does not have a material impact on the financial results of the Company for the nine months ended September 29, 2001.

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


In June and August, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144") which are effective January 1, 2003 and January 1, 2002, respectively for the Company. SFAS 143 requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value. Under SFAS 144, a single accounting method was established for long-lived assets to be disposed of. SFAS 144 requires the Company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and the loss is the difference between carrying amount and fair value. The Company is currently reviewing the provisions of SFAS 143 and 144 and assessing the impact of adoption.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Reports on Form 8-K
              We have not filed any reports on Form 8-K during the quarterly period ended September 29, 2001.

         (b)  Exhibits:
              10.1 Credit Agreement by and between Prestolite Electric Incorporated and Comerica Bank, dated October 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 14, 2001              By:  /s/  Kenneth C. Cornelius
                                             -------------------------
                                        Kenneth C. Cornelius
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer)

                                 Exhibit Index

Exhibit No.             Description

10.1 Credit Agreement by and between Prestolite Electric Incorporated and Comerica Bank, dated October 31, 2001.