Form 10-K
period 2001-12-31
PRESTOLITE ELECTRIC HOLDING INC
filed 2002-04-01
CIK 1057053

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
       DECEMBER 31, 2001.

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

                         Yes  X                No ____

     As of March 28, 2002, there were 1,985,000 shares of the registrant's common stock outstanding. There is no public market for the registrant's common stock.

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

     Attractive Aftermarket/Original Equipment Balance. In 2001 approximately 42% of our net sales were to OEM customers and 58% to aftermarket customers. The aftermarket is generally a more stable source of sales and generates higher margins than sales to our OEM customers. See "-- Risk Factors -- We depend on original equipment manufacturers, whose businesses are cyclical." We believe that our aftermarket and original equipment businesses are complementary and provide us with a competitive advantage in meeting customer needs and in maintaining the high levels of expertise necessary to compete successfully in both markets. The engineering and manufacturing capabilities necessary to meet the requirements for original equipment technology and quality are transferable to our aftermarket operations. The use of our products as original components in OEM products is a major factor in generating aftermarket demand. Further, the understanding of replacement activity gained through the aftermarket enhances our understanding of the needs of OEMs. See "-- Market Dynamics."

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

     International Presence. We currently conduct business in the United States, the United Kingdom, South Africa, China and Argentina. Approximately 55% of our net sales in 2001 were to customers outside of North America. As our original equipment customers expand their manufacturing operations in foreign countries, we expect that these customers will increasingly turn to suppliers who can support their locally-manufactured OEM products and aftermarket requirements. See "-- Risk Factors -- We have risks because of foreign operations."

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

     Other Products. Other products we manufacture include ignition distributors, the TrekStar line of speedometers and odometers, in-line diesel pumps, and Thermostart brand pre-heaters for diesel engines. We also redistribute in Argentina and South Africa a range of automotive products manufactured by third parties.

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

CUSTOMERS AND COMPETITION

     Most of our products are component parts used on diesel or gasoline engines. Vehicle components often do not last for the entire life of the vehicle. As a result, sales are made to both aftermarket and original equipment customers. Our sales to OEM customers represented approximately 42% of our 2001 net sales, with the remaining sales derived from aftermarket customers.

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

DISCONTINUED OPERATIONS

     In August of 2000 we sold our direct current motor business, switch business and battery charger business. As discussed in Note 3 of our audited financial statements, these businesses generated approximately $71.3 million of sales in 1999 and $44.0 million of sales during the seven months of our ownership in 2000. We treat these as "discontinued operations" in the financial statements. Consequently, they are not included in the discussion above and the sales of these businesses are not included in the consolidated sales shown in our financial statements.

     Products of our discontinued businesses included:

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

     We sold these businesses for a total contract price of $62.0 million, less certain receivables and subject to certain adjustments. The adjusted sale price was approximately $57.4 million.

SEASONALITY, RAW MATERIALS AND BACKLOG

     Our sales to OEMs accounted for approximately 42% of our net sales for the year ended December 31, 2001. As a result, a significant portion of our sales are related to the overall level of domestic and foreign vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors which may have an effect on our sales. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle industries may adversely affect the demand for our products. The balance of our aftermarket and OEM sales, as well as the diversity of our OEM markets served (both in terms of end-use and geography), help stabilize our revenues. However, a decline in the demand for or production of new vehicles could have a materially adverse effect on our results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

EMPLOYEES

     We had approximately 2,000 employees as of December 31, 2001. There are no collective bargaining agreements in effect with respect to any of our United States employees. All of the hourly employees at our United Kingdom, South African, Argentine, and Chinese facilities are members of unions. We have not experienced a strike or work stoppage at any of our facilities, except in South Africa. The actions in South Africa were part of nationwide, industry-wide actions that included our facility. We cannot assure you that a strike or work stoppage will not occur in the future at any of our facilities.

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

     Our sales to OEMs accounted for approximately 42% of our net sales for the year ended December 31, 2001. As a result, a significant portion of our sales are related to the overall level of domestic and foreign vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle or material handling industries may adversely affect the demand for our products. A decline in the demand for or production of new vehicles could materially adversely affect our results of operations. In addition, we are under increasing pressure from our major OEM customers to reduce product costs. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  We have risks because of our foreign operations.

     We currently conduct business in the United States, the United Kingdom, South Africa, China and Argentina. Approximately 55% of our net sales in 2001 were to customers outside of North America. Adverse results from our foreign operations could adversely affect our results of operations. The success of our international operations will depend on numerous factors, many of which are beyond our control, including economic and political conditions in the countries in which we operate. In particular, Argentina and South Africa have historically been less economically and politically stable than the United States and the United Kingdom. International operations may also increase our exposure to certain risks inherent in doing business outside the United States, including slower payment cycles, unexpected changes in regulatory requirements, potentially adverse tax consequences, restrictions on the repatriation of profits and assets and compliance with foreign laws and standards.

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

     We have a significant amount of debt. As a result, we are highly leveraged and have significant interest expense. In addition, subject to the restrictions contained in the Indenture governing our senior notes and in our bank credit facilities, we may incur additional debt from time to time to pay for acquisitions or capital expenditures or for other purposes. As of December 31, 2001, we had $112.2 million of consolidated indebtedness outstanding and our stockholders' deficit was approximately $25.3 million.

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

  We are controlled by Genstar Capital Corporation.

     As of December 31, 2001, Genstar Capital Corporation controlled 96.7% (83.8% on a fully-diluted basis) of our common stock. Consequently, Genstar has the ability to control our business and affairs by virtue of its ability to elect a majority of our board of directors and its voting power with respect to actions requiring stockholder approval. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

ITEM 2. PROPERTIES

     Our corporate headquarters are located at 2311 Green Road, Ann Arbor, Michigan 48105, which we lease. The phone number at that location is (734) 913-6600. The following table sets forth certain information regarding the major facilities we operated as of December 31, 2001:

                                                                 SQUARE          OWNED/LEASED
                 LOCATION                           USE           FEET      (LEASE EXPIRATION DATE)
                 --------                           ---          ------     -----------------------
Ann Arbor, MI..............................    Headquarters        8,000    Leased (Dec. 2003)
Arcade, NY.................................    Manufacturing     342,800    Owned
Florence, KY...............................    Warehouse         108,800    Leased (June 2004)
Garfield, NJ...............................    Manufacturing      42,000    Leased (month to month)
Leyland, U.K. .............................    Manufacturing     250,000    Leased (April 2006)
Acton, U.K. ...............................    Manufacturing     368,000    Owned
Johannesburg, South Africa.................    Manufacturing     118,400    Owned
Buenos Aires, Argentina....................    Manufacturing     159,000    Owned
San Lorenzo, Argentina.....................    Manufacturing      76,676    Owned
San Luis, Argentina........................    Manufacturing      30,800    Owned
Beijing, China.............................    Manufacturing     110,000    Leased

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

     As of March 28, 2002, there were 1,985,000 shares of our common stock outstanding. Management shareholders owned 65,000 shares. The other 1,920,000 shares were in a trust controlled by Genstar Investment Corporation. As of March 28, 2002, there were employee-held options outstanding to purchase up to an additional 326,660 shares of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth our selected consolidated historical financial data as of and for the periods indicated. The statements of operations data for each of the fiscal years in the three-year period ended December 31, 2001 and the balance sheet data as of December 31, 2000 and 2001 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K, and are restated to account for the discontinuance of businesses, as discussed above and in Note 3 to our audited financial statements. The statements of operations data for each of the fiscal years in the two year period ended December 31, 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from our audited financial statements not included in this annual report on Form 10-K, restated to account for the discontinuance of businesses, as discussed above. The information in the table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements, including the notes thereto, included elsewhere in this annual report on Form 10-K.

                                                              YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                              1997         1998         1999         2000         2001
                                              ----         ----         ----         ----         ----
                                             (IN THOUSANDS, EXCEPT RATIOS, SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales...............................    $  96,223    $ 208,999    $ 187,874    $ 171,890    $ 159,295
Cost of goods sold......................       79,814      167,453      151,613      139,641      127,025
Selling, general and administrative
  expenses..............................       14,786       29,444       28,462       24,713       22,253
Costs associated with option
  repurchase............................           --        2,101            2          173          647
Special charges(e)......................           --           --           --        3,450        1,500
Severance...............................           --          711          450        2,226        4,599
                                            ---------    ---------    ---------    ---------    ---------
Operating income........................        1,623        9,290        7,347        1,687        3,271
Other expense (income)(a)...............          264          (88)      (1,024)        (618)          78
Loss on foreign exchange................           --           --           --        1,121          461
Interest expense........................        5,384       13,494       15,816       15,025       13,241
Minority interest.......................           --           --           --           --          950
                                            ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes and extraordinary
  items.................................    $  (4,025)   $  (4,116)   $  (7,445)   $ (13,841)   $ (11,459)
Provision for (benefit of) income
  taxes.................................          950         (693)        (715)      (4,485)      (1,647)
                                            ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before extraordinary items............    $  (4,975)   $  (3,423)   $  (6,730)   $  (9,356)   $  (9,812)
                                            =========    =========    =========    =========    =========
Net earnings (loss) per common share
  from continuing operations before
  extraordinary items(b):
  Basic and diluted.....................    $   (1.44)   $   (1.62)   $   (3.38)   $   (4.71)   $   (4.94)
Shares used in computing earnings per
  share(b):
  Basic and diluted.....................    3,446,740    2,111,812    1,993,000    1,985,000    1,985,000
BALANCE SHEET DATA (at end of period):
Working Capital (excluding debt)........    $  13,780    $  37,060    $  47,844    $  52,931    $  40,618
Total assets............................       86,609      181,567      179,604      144,319      124,373
Total debt..............................       42,930      140,752      151,126      113,035      112,244
Stockholders' equity (deficit)..........       18,943       (8,918)     (16,292)      (7,083)     (25,350)
OTHER DATA:
EBITDA(c):..............................    $   4,696    $  21,342    $  18,388    $  16,878    $  19,079
Cash flow from operating activities:....        4,178       (4,021)      (1,107)      (7,745)      (2,756)
Cash flow from investing activities:....        5,054      (53,262)     (10,847)      47,791       (4,473)
Cash flow from financing activities:....       (9,582)      57,557       10,418      (30,584)         268
Ratio of earnings to fixed
  charges(d):...........................           --           --           --           --           --

-------------------------
a) Other expense (income) consists primarily of pension expense for inactive United States defined benefit pension plans, gains on the sale of fixed assets, interest income, royalty expenses, trademark expense.

b) Earnings per common share and shares used in the computation reflect the 20-for-1 stock split effective March 25, 1998.

c) EBITDA for any period is calculated as the sum of income (loss) from continuing operations plus the following to the extent deducted in calculating such net income:

     - minority interest;

     - interest expense;

     - income tax expense;

     - depreciation expense;

     - amortization expense;

     - foreign exchange losses;

     - charges associated with the repurchase or extension of stock options;

     - and other items as shown in Note 19 of the accompanying financial statements.

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

d) For purposes of computing the ratio of earnings to fixed charges, earnings include income before income taxes, discontinued operations and extraordinary items plus fixed charges. Fixed charges consist of interest expense and 33% of rental expense (deemed by management to be representative of the interest factor of rental payments). Earnings were insufficient to cover fixed charges in 2001 by $11.5 million, in 2000 by approximately $13.8 million, in 1999 by $7.4 million, in 1998 by $4.0 million, and in 1997 by $4.0 million.

e) Special charges in 2001 are $1.5 million for Argentina bad debt expense and in 2000 are the costs associated with the write down of the investment in Ecoair Corp. and two specialty alternator projects.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We manufacture alternators, starter motors and other items for heavy duty, automotive, defense and industrial markets. These are supplied under the "Prestolite," "Leece-Neville," "Lucas," and "Indiel" brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. ("Lucas" is used under license from a subsidiary of TRW, Inc.) Most of our products are component parts used on diesel engines and automobiles, sold to both aftermarket customers and original equipment manufacturers. We sell our products to a variety of markets, in terms of both end-use and geography.

     We operate in five principal geographic regions. Sales from Africa and South America consist largely of products for the automotive market while sales of products from North America and Europe consist largely of products for non-automotive applications. While each region primarily sells in its own area, no region sells exclusively into its target market. Further, each region has some sales into the target markets of the other regions. In order to increase our sales into China, in 2001 we began operation of a joint venture in China, Prestolite Electric Beijing, Ltd., selling products for both automotive and heavy duty vehicle applications.

     Our North American and European facilities produce alternators, starter motors, inline pumps, and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. These facilities are located in Arcade, NY; Florence, KY; Garfield, NJ; Acton, England; and Leyland, England.

     The African and South American facilities manufacture automotive components, primarily alternators and starter motors. These facilities are located in Johannesburg, South Africa; and in Buenos Aires, San Lorenzo, and San Luis, Argentina. The Argentina operation also manufactures distributors. In both South Africa and Argentina more than half of our sales are to the automotive aftermarket, and about half of those aftermarket sales are products purchased for resale.

     Prestolite Electric Beijing, Ltd. manufactures automotive products in China and generally relies on our U.S. and U.K. facilities for heavy duty products.

RESULTS OF OPERATIONS

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Sales from continuing operations were $159.3 million in 2001, a decrease of $12.6 million, or 7.3%, from $171.9 million in 2000. The increase in sales attributable to the recently established joint venture in China, $8.9 million, was more than offset by the decreases in sales in our other locations. North American sales decreased $2.9 million, or 3.7%. European sales decreased $7.3 million, a 16.5% decline. South African sales decreased $3.5 million for a 33.6% decline, and Argentina sales decreased $6.8 million for an 18.1% decline. Worldwide economic factors resulted in lower volumes of sales in most locations. China, being a new market for us, has no comparison to determine an increase or decrease.

     Gross profit was $32.3 million in 2001, or 20.3% of sales. This compares to gross profit of $32.2 million in 2000, or 18.8% of sales. The increase of gross profit as a percent of sales is a result of cost savings, an increase in higher-margin sales in China and a decrease in lower margin sales in Argentina.

     Selling, general, and administrative expense was $22.3 million, or 14.0% of sales in 2001, a decrease of $2.4 million, or 10%, from $24.7 million, or 14.4% of sales in 2000. Reduction in selling, general, and administrative expense is attributable to cost savings recognized from continuing programs that offset the increases resulting from the startup of the China operation.

     In 2001, we recorded a charge of $1.5 million to cover anticipated bad debt charges in Argentina related to the Argentine economic and monetary crisis, as discussed in Note 2 of our financial statements. We also recorded a charge of $0.6 million in costs associated with the extension of expiration of options to purchase company stock issued to specific employees. In 2001, we recorded a charge for severance of $4.6 million. During 2001 the Company announced and implemented restructuring plans including employee cutbacks in

Argentina and the United Kingdom resulting in severance charges of $2.3 million and $1.7 million respectively. We also recorded $0.5 million in North America and $0.1 million in South Africa. In 2000 the Company recorded $2.2 million in severance charges primarily for employee cutbacks in Argentina and the United Kingdom. In 2000, we also recorded a charge of $3.5 million to write off the investment and costs of two specialty alternator projects and $0.2 million in costs associated with the repurchase of options from departed employees.

     Operating income in 2001 was $3.3 million, or 2.1% of sales, an increase of $1.6 million, or 93.9%, from the $1.7 million, or 1.0% of sales, in 2000. This was due to the factors discussed above.

     Other expense was $78,000 in 2001 compared to other income of $0.6 million in 2000. This consists primarily of gains on the sale of fixed assets, interest income, royalty expenses and trademark expense.

     Interest expense was $13.2 million in 2001, a decrease of $1.8 million, or 11.9%, compared to $15.0 million in 2000. This decrease is a result of decreases in debt in the second half of 2000 because of the proceeds of the sale of three businesses in August, 2000.

     The benefit from income taxes was $1.6 million on the $11.5 million loss from continuing operations before taxes and extraordinary items for 2001. This compares to a benefit from income taxes of $4.5 million for 2000 on a $13.8 million loss from continuing operations before taxes and an extraordinary item.

     Extraordinary income of $0.4 million, net of taxes, was recorded in 2001 related to the gain on the repurchase of senior notes. In 2000, we recorded extraordinary income of $4.1 million, net of taxes, related to gains on the repurchase of senior notes.

     Effective August 4, 2000, we sold our discontinued businesses, providing for expected costs related to that transaction. In 2001, we recorded a $1.6 million loss on disposal of discontinued operations, to cover costs related to the closing of a facility used by Ametek for a period of time after the sale, but retained by us, and currently categorized as held for sale.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Sales from continuing operations were $171.9 million in 2000, a decrease of $16.0 million, or 8.5%, from $187.9 million in 1999. These results exclude the sales of the discontinued businesses of $43.9 million in 2000 and $71.3 million in 1999 due to the sale of these businesses. The decrease in sales is attributable to overseas decreases, where European sales declined $7.5 million, or 14.6%, primarily due to reduced military sales, but also due to the reduced exchange rates in 2000, and a $1.7 million, or 13.9%, decline in South Africa mostly due to exchange rate fluctuations in 2000. In North America, sales declined $7.0 million, or 8.1%, primarily due to reduced aftermarket sales to our OEM customers. These sales declines were offset by an increase in Argentina sales of $0.2 million, or 0.6%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by continuing operating activities in 2001 was $1.3 million compared to cash usage of $4.9 million in 2000 and $7.3 million in 1999. Discontinued operations used $1.4 million of cash on 2001 as we provided transition services associated with the sale of those businesses. That compares of cash usage related to the discontinued operations of $2.9 million in 2000 (before sale proceeds of $51.6 million) and cash generations from those operations of $6.2 million in 1999. Capital spending of continuing activities was $4.6 million in 2001 compared to $6.4 million in 2000 and $6.7 million in 1999. In 2001 capital spending was $2.5 million in the United States, $1.0 million in the United Kingdom, $0.7 million in Argentina and $0.2 million in South Africa compared to $3.1, $1.0, $1.6, and $0.7 million respectively in 2000. In addition, we spent $0.2 million in china in 2001; we did not have that operation in 2000. Capital expenditures for 2002 are expected to be approximately $5 million. These expenditures are primarily for capacity increases, new product designs, and cost reduction.

     Debt, net of cash, increased by $6.5 million in 2001. We had revolving credit facilities in the United States and United Kingdom under which additional borrowings of $10.7 million and $0.3 million, respectively, were available based on the December 31, 2001 levels of eligible receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. At the end of 2001, banks in Argentina were generally not lending and in South Africa, no additional borrowings were available under our South African credit facility.

     Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). We used that $0.606 rate to translate the December 31, 2001 balance sheet of our Argentine subsidiary. We translated the accompanying income statements for 1999, 2000, and 2001 and the balance sheet at December 31, 2000 at $1.00 per peso. As the result of using the $0.606 rate, we recorded a foreign exchange loss of $276,000 and a charge to other comprehensive income of $6.2 million representing the cumulative translation adjustment. On March 1, 2002 the peso traded at a value of $0.4706 (2.12 pesos per dollar). Also, because of the impact of the financial crisis we provided financial support to our Argentine subsidiary from North America, increasing the amount lent to that subsidiary by $5.3 million during the year. During 2001 our Argentine subsidiary reduced the non-debt discounted checks outstanding by $3.7 million and bank debt outstanding by $1.2 million.

     Management expects the liquidity needs to be primarily working capital and scheduled payments under certain contractual obligations. We expect these short term liquidity needs to be provided by operating cash flows and borrowings under the revolving credit facilities. The following table provides the contractual obligations as of December 31, 2001:

                                                                   PAYMENTS DUE BY PERIOD
                                                    -----------------------------------------------------
                                                                LESS THAN    1 TO 3    4 TO 5    AFTER 5
            CONTRACTUAL OBLIGATIONS                  TOTAL       1 YEAR      YEARS     YEARS      YEARS
            -----------------------                  -----      ---------    ------    ------    -------
Long-term debt(a)...............................    $105,509     $1,434      $3,967     $--      $100,108
Capital lease obligations(b)....................       1,212        393         667      50           102
Operating leases................................       2,455      1,048       1,407      --            --
Other long term obligations.....................         123          9          90      10            14
                                                    --------     ------      ------     ---      --------
       Total contractual cash obligations.......    $109,299     $2,884      $6,131     $60      $100,224
                                                    ========     ======      ======     ===      ========

-------------------------
(a) Certain conditions of default under the long-term agreement in the United Kingdom may allow our United Kingdom bank to cancel debt commitments or to require repayment of drawn amounts.

(b) Lessors of capital leases have been granted a first priority security interest in all of the Company's right, title and interest in the equipment covered under the lease obligations.

     We have other commercial commitments that secure foreign purchases, VAT obligations, custom bonds and insurance coverage. The table below summarizes these commitments as of December 31, 2001:

                                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                        ---------------------------------------------------
                                                                   LESS THAN    1 TO 3    4 TO 5    AFTER 5
            OTHER COMMERCIAL COMMITMENTS                 TOTAL      1 YEAR      YEARS     YEARS      YEARS
            ----------------------------                 -----     ---------    ------    ------    -------
Lines of credit(a)..................................    $ 5,400     $5,400      $   --     $ --      $ --
Letters of credit...................................      1,993      1,993          --       --        --
Discounted accounts receivable checks...............        263        263          --       --        --
Other commercial commitments(b).....................      3,112      1,212       1,900       --        --
                                                        -------     ------      ------     ----      ----
       Total commercial commitments.................    $10,768     $8,868      $1,900     $ --      $ --
                                                        =======     ======      ======     ====      ====

-------------------------
(a) Lines of credit represent the amount outstanding at December 31, 2001 on credit facilities in the United States, United Kingdom, South Africa and Argentina. Although the revolving credit agreements may extend beyond one year, note outstanding amounts have been reported in current liabilities on the balance sheet.

(b) Other commercial commitments include a $1.9 million contribution to the joint venture, Prestolite Electric Beijing, Ltd.

     We do not expect to fund foreign subsidiary operations in 2002, but there is a risk that economic conditions or country political policy changes may require transfers of funds to provide for working capital needs. We do not expect these amounts to be material or affect the availability of funds to impair the working capital or capital expenditure needs.

     In April 2001, we began operating a joint venture in China, Prestolite Electric Beijing, Ltd. We own 52% of the equity and have committed to provide $1.9 million in cash by 2004. This joint venture generated sales and operating income of $8.9 million and $2.0 million, respectively during 2001. However, we will not be able to repatriate funds until we have contributed the $1.9 million

     We expect our liquidity needs to consist primarily of working capital needs and scheduled payments of principal and interest on our indebtedness. We expect our short-term liquidity needs to be provided by operating cash flows and borrowings under our revolving credit facilities. We expect to fund our long term liquidity needs from our operating cash flows, the issuance of debt and/or equity securities, or from bank borrowings. We believe that cash flows from operations, our existing cash balances and amounts available under the various revolving credit facilities will provide adequate funds for on going operations, planned capital expenditures, investments, and debt service for at least the next twelve months. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

INFLATION

     We believe that the relatively moderate inflation over the last few years has not has a significant impact on our revenues or profitability and that we have been able to offset the effects of inflation by increasing prices or by realizing improvements in operating efficiency.

SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Estimating valuation allowances, including customer items and inventory. On a quarterly basis, the Company evaluates its significant reserves and valuation allowances and makes revisions in estimates as required. The ultimate cost or loss to the Company changes as additional information regarding the uncertainty becomes available. The Company considers the following in establishing these reserves:

     - Management analyzes accounts receivable balances on an on-going basis, including historical bad debt information, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowances for accounts receivable. An analysis of the current ageing of accounts receivable is reviewed on a by customer basis.

     - Management analyzes inventory on an on-going basis, including the adequacy of the reserve for excess and slow moving inventory. Management utilizes computer modeling techniques to analyze inventory movements but historical trends involve risk and uncertainties regarding the anticipated mix of products sold.

     Estimating warranty reserves. The Company warrants to their customers that products are defect-free and meet certain specifications and these customers in turn often offer warranties to their customers. As a result, the company receives claims and requests for payments from their customers to remedy complaints. On an on-going basis management reviews historical trends of the warranty costs by product and customer and estimates the anticipated liability. The adequacy of the warranty reserve may be affected by an unanticipated product failure and request for payments from the customer, but this would not materially adversely affect the results of operations.

     Foreign currency transactions and translations. The Company has significant operations overseas, located in the United Kingdom, South Africa, Argentina and China. Management evaluates the appropriate functional currency based on the volume of intercompany transactions and volume of exports. Each reporting period the results of operations of the Company's foreign subsidiaries are translated at the appropriate functional currency (currently the local currency for each location). Foreign currency translation gains or losses on intercompany loans that are of a long-term investment nature that are not included in net income for the period are reported separately as a component of equity. Foreign currency gains and losses on third party transactions and intercompany transactions that are not of a long-term investment nature are reported in the operating statement.

NEW ACCOUNTING PRONOUNCEMENTS

     We adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. This statement did not have an impact on the financial results of the Company.

     In July 2001 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 replaces APB No. 16 and eliminates the pooling-of-interests method for any business combinations after June 30, 2001. SFAS 142 supercedes APB No. 17 and eliminated the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2002. Accordingly, we will no longer amortize goodwill of $3.9 million at December 31, 2001. This goodwill will instead be assessed for impairment at least annually.

     In June and August of 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144") which are effective January 1, 2003 and January 1, 2002, respectively, for the Company. SFAS 143 requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value. Under SFAS 144, a single accounting method was established for long-lived assets to be disposed of. SFAS 144 requires the Company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and the loss is the difference between carrying amount and fair value. The Company is currently reviewing the provisions of SFAS 143 and 144 and assessing the impact of adoption.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                PAGE(S)
                                                                -------
REPORT OF INDEPENDENT ACCOUNTANTS...........................        2
FINANCIAL STATEMENTS
Consolidated Balance Sheet..................................        3
Consolidated Statement of Operations........................        4
Consolidated Statement of Stockholders' Equity (Deficit)....        5
Consolidated Statement of Cash Flows........................        6
Notes to Consolidated Financial Statements..................     7-24
FINANCIAL STATEMENT SCHEDULE
Schedule II -- Valuation and Qualifying Accounts............       25

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Prestolite Electric Holding, Inc.

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Prestolite Electric Holding, Inc. and its subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Prestolite Indiel Argentina S.A., a wholly owned subsidiary, which statements reflect total assets of $20,497,000 and $37,120,000 as of December 31, 2001 and 2000, respectively, and total revenues of $33,884,000, $40,785,000 and $39,366,000 for each of the three years in the period ended December 31, 2001. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for Prestolite Indiel Argentina S.A., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

February 22, 2002
Detroit, Michigan

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  2001        2000
                                                                  ----        ----
ASSETS
CURRENT ASSETS
Cash........................................................    $  2,907    $ 10,181
Accounts receivable, net of allowance for doubtful accounts
  of $2,138 and $2,447 at December 31, 2001 and 2000,
  respectively..............................................      24,900      31,098
Inventories, net............................................      40,889      42,293
Prepaid and other current assets............................       4,280       2,938
                                                                --------    --------
       Total current assets.................................      72,976      86,510
                                                                --------    --------
Property, plant and equipment
  Land, building and improvements...........................      17,463      21,249
  Machinery and equipment...................................      47,482      44,823
  Construction in progress..................................       1,957       3,435
                                                                --------    --------
                                                                  66,902      69,507
       Less -- accumulated depreciation.....................     (33,071)    (31,990)
                                                                --------    --------
                                                                  33,831      37,517
Deferred tax asset..........................................          --         528
Investments.................................................         577         577
Intangible assets, net......................................       4,521       4,882
Deferred financing fees.....................................       2,570       3,088
Long-term receivables and pension assets....................       4,184       5,224
Net assets related to discontinued operations...............       5,714       5,993
                                                                --------    --------
       TOTAL ASSETS.........................................    $124,373    $144,319
                                                                ========    ========
LIABILITIES
CURRENT LIABILITIES
Revolving credit............................................    $  6,834    $  5,747
Current portion of long-term debt...........................         402         555
Accounts payable............................................      18,351      18,744
Accrued liabilities.........................................      14,007      14,835
                                                                --------    --------
       Total current liabilities............................      39,594      39,881
Long-term debt..............................................     105,008     106,733
Other non-current liabilities...............................       1,754       2,321
Deferred tax liabilities....................................          --       2,467
                                                                --------    --------
       Total liabilities....................................     146,356     151,402
Minority interest...........................................       3,367          --
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.01; 5,000,000 shares authorized;
  1,985,000 shares issued and outstanding at December 31,
  2001 and 2000.............................................           2           2
Paid-in capital.............................................      17,269      16,623
Retained earnings (accumulated deficit).....................      (6,131)      4,890
Notes receivable, employees' stock purchase, 7.74% due
  2002......................................................        (395)       (446)
Foreign currency translation adjustment.....................     (11,470)     (3,527)
Treasury stock, 1,318,000 shares at December 31, 2001 and
  2000......................................................     (24,625)    (24,625)
                                                                --------    --------
       Total stockholders' equity (deficit).................     (25,350)     (7,083)
                                                                --------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIT)...........................................    $124,373    $144,319
                                                                ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  2001        2000        1999
                                                                  ----        ----        ----
Net sales...................................................    $159,295    $171,890    $187,874
Cost of goods sold..........................................     127,025     139,641     151,613
                                                                --------    --------    --------
     Gross profit...........................................      32,270      32,249      36,261
Selling, general and administrative expenses................      22,253      24,713      28,462
Costs associated with option repurchase and extension.......         647         173           2
Charge and write-down related to two specialty alternator
  projects..................................................          --       3,450          --
Additional Argentina bad debt provision.....................       1,500          --          --
Severance...................................................       4,599       2,226         450
                                                                --------    --------    --------
     Operating income.......................................       3,271       1,687       7,347
Interest expense............................................      13,241      15,025      15,816
Loss on foreign exchange....................................         461       1,121          --
Minority interest...........................................         950          --          --
Other expense (income)......................................          78        (618)     (1,024)
                                                                --------    --------    --------
  Income (loss) from continuing operations, before
     extraordinary item and income taxes....................     (11,459)    (13,841)     (7,445)
Benefit from income taxes...................................      (1,647)     (4,485)       (715)
                                                                --------    --------    --------
  Income (loss) from continuing operations before
     extraordinary item.....................................      (9,812)     (9,356)     (6,730)
Income from discontinued operations, net of taxes...........          --       2,290       2,839
Gain (loss) on sale of discontinued operations, net of taxes
  of $0, $8,860, and $1,262, respectively...................      (1,600)     14,488      (2,300)
Extraordinary item -- gain (loss) on senior note
  transactions, net of taxes................................         391       4,063          --
                                                                --------    --------    --------
  Net income (loss).........................................    $(11,021)   $ 11,485    $ (6,191)
                                                                ========    ========    ========
Basic and diluted earnings per common share
  Income (loss) from continuing operations..................    $  (4.94)   $  (4.71)   $  (3.38)
  Income from discontinued operations, including gain (loss)
     on sale of discontinued operations.....................       (0.81)       8.45        0.27
  Extraordinary item........................................        0.20        2.05          --
                                                                --------    --------    --------
  Net income (loss).........................................    $  (5.55)   $   5.79    $  (3.11)
                                                                ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                 SHARES                              RETAINED       NOTES        FOREIGN
                                            -----------------                        EARNINGS     RECEIVABLE    CURRENCY
                                            COMMON   TREASURY   COMMON   PAID-IN   (ACCUMULATED    EMPLOYEE    TRANSLATION
                                            STOCK     STOCK     STOCK    CAPITAL     DEFICIT)       STOCK      ADJUSTMENT
                                            ------   --------   ------   -------   ------------   ----------   -----------
Balance, January 1, 1999..................  3,303     1,310       $2     $16,623     $   (404)      $(559)      $   (131)
Net loss..................................                                             (6,191)
Translation adjustment....................                                                                        (1,229)
  Comprehensive loss......................
Repayments of notes receivable for
  employee stock..........................                                                             46
                                            -----     -----       --     -------     --------       -----       --------
  Balance, December 31, 1999..............  3,303     1,310        2      16,623       (6,595)       (513)        (1,360)
Net income................................                                             11,485
Translation adjustment....................                                                                        (2,167)
  Comprehensive income....................
Common stock repurchased and employee
  notes repaid............................                8                                            67
                                            -----     -----       --     -------     --------       -----       --------
  Balance, December 31, 2000..............  3,303     1,318        2      16,623        4,890        (446)        (3,527)
Net loss..................................                                            (11,021)
Translation adjustment....................                                                                        (7,943)
  Comprehensive loss......................
Repayment on employee notes and stock
  options extended........................                                   646                       51
                                            -----     -----       --     -------     --------       -----       --------
  Balance, December 31, 2001..............  3,303     1,318       $2     $17,269     $ (6,131)      $(395)      $(11,470)
                                            =====     =====       ==     =======     ========       =====       ========


                                            TREASURY              COMPREHENSIVE
                                             STOCK      TOTAL        INCOME
                                            --------    -----     -------------
Balance, January 1, 1999..................  $(24,449)  $ (8,918)
Net loss..................................               (6,191)    $ (6,191)
Translation adjustment....................               (1,229)      (1,229)
                                                                    --------
  Comprehensive loss......................                          $ (7,420)
                                                                    ========
Repayments of notes receivable for
  employee stock..........................                   46
                                            --------   --------
  Balance, December 31, 1999..............   (24,449)   (16,292)
Net income................................               11,485     $ 11,485
Translation adjustment....................               (2,167)      (2,167)
                                                                    --------
  Comprehensive income....................                   --     $  9,318
                                                                    ========
Common stock repurchased and employee
  notes repaid............................      (176)      (109)
                                            --------   --------
  Balance, December 31, 2000..............   (24,625)    (7,083)
Net loss..................................              (11,021)    $(11,021)
Translation adjustment....................               (7,943)      (7,943)
                                                                    --------
  Comprehensive loss......................                   --     $(18,964)
                                                                    ========
Repayment on employee notes and stock
  options extended........................                  697
                                            --------   --------
  Balance, December 31, 2001..............  $(24,625)  $(25,350)
                                            ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2001         2000        1999
                                                                ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations, including
  extraordinary gain........................................   $(9,421)    $ (5,293)    $(6,730)
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by continuing operating activities
  Gain on senior note purchase..............................      (391)      (4,063)         --
  Minority interest income..................................       950           --          --
  Option repurchase / extensions............................       647          173           2
  Argentina bad debt write-off..............................     1,500           --          --
  Write-off of specialty alternators........................        --        3,450          --
  Deferred gain on sale and leaseback.......................      (306)        (389)       (233)
  Depreciation..............................................     7,385        7,329       7,946
  Amortization..............................................     1,235        1,395       1,619
  Loss on sale of property, plant and equipment.............        33          125          15
  Deferred taxes............................................    (2,830)      (3,696)     (1,668)
  Changes in operating assets and liabilities
     Accounts receivable....................................     2,614        2,136       4,703
     Inventories............................................    (2,550)       1,430      (5,434)
     Prepaid and other current assets.......................    (3,154)         (80)       (627)
     Accounts payable.......................................     1,085       (3,348)      1,361
     Accrued liabilities....................................     1,887       (4,024)     (8,214)
                                                               -------     --------     -------
  Net cash provided by (used in) continuing operating
     activities.............................................    (1,316)      (4,855)     (7,260)
  Net cash provided by (used in) discontinued operations....    (1,440)      (2,890)      6,153
                                                               -------     --------     -------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......    (2,756)      (7,745)     (1,107)
                                                               -------     --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................    (4,573)      (6,385)     (6,661)
Proceeds from disposal of property, plant and equipment.....       225        2,558         122
Proceeds from sale of discontinued operations / assets held
  for disposal..............................................        --       51,613          --
Acquisitions of Roberts Remanufacturing.....................        --           --      (2,924)
Investment in affiliates....................................      (125)           5      (1,384)
                                                               -------     --------     -------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES....    (4,473)      47,791     (10,847)
                                                               -------     --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in revolving line of credit.........     1,040      (13,848)      3,840
Payments on long-term debt..................................    (1,465)      (1,020)        (52)
Proceeds from borrowings....................................     2,016           --       6,461
Purchase of treasury stock, options and warrants, employee
  stock receivable..........................................        51         (282)         44
Borrowings (payments) on capital leases.....................      (202)         457         153
Senior note purchase........................................    (1,065)     (15,865)         --
Other financing costs, net..................................      (107)         (26)        (28)
                                                               -------     --------     -------
       NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES..........................................       268      (30,584)     10,418
                                                               -------     --------     -------
Effect of exchange rate changes on cash.....................      (313)         287       1,072
                                                               -------     --------     -------
Net increase (decrease) in cash.............................    (7,274)       9,749        (464)
Cash beginning of year......................................    10,181          432         896
                                                               -------     --------     -------
Cash, end of year...........................................   $ 2,907     $ 10,181     $   432
                                                               =======     ========     =======
SUPPLEMENTAL CASH FLOW INFORMATION INTEREST PAID............   $13,485     $ 15,803     $13,358
                                                               =======     ========     =======
Taxes paid..................................................   $   862     $  1,725       1,328
                                                               =======     ========     =======

   The accompanying notes are an integral part of the consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

     Prestolite Electric Holding, Inc. ("PEI" "We", "Us" or the "Company"), was formed in 1991 to acquire substantially all of the assets and assume certain liabilities of Prestolite Electric Incorporated and its wholly owned subsidiaries ("Prestolite"). PEI includes the wholly-owned subsidiaries Prestolite Electric Incorporated and Prestolite Electric of Michigan, Inc. The wholly-owned subsidiaries of Prestolite Electric Incorporated include Prestolite Electric Limited, a U.K. corporation; Prestolite Electric (Pty) Ltd., a South Africa corporation; Prestolite Indiel Argentina S.A., an Argentina corporation; and Prestolite Electric Holding (China) LLC, a U.S. limited liability company. Prestolite Electric Holding (China) LLC in turn owns 52% of Prestolite Electric Beijing Ltd., a Chinese corporation. Operations are generally conducted as Prestolite Electric Incorporated. There are no material differences between the financial statements of PEI and Prestolite.

     On January 22, 2002, the shares of Prestolite Electric Holding, Inc. formerly held by Genstar Capital Corporation, the parent company were distributed to the 39 shareholders of Genstar Capital Corporation. Those shares were placed into a trust. Under the terms of the trust agreement, all voting power associated with the shares is exercised by Genstar Capital Corporation.

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

2. ARGENTINA

     Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). We used that $0.606 rate to translate the December 31, 2001 balance sheet of our Argentine subsidiary. We translated the accompanying income statements for 1999, 2000, and 2001 and the balance sheet at December 31, 2000 at $1.00 per peso. As the result of using the $0.606 rate, we recorded a foreign exchange loss of $276,000 and a charge to other comprehensive income of $6.2 million representing the cumulative translation adjustment. On March 1, 2002 the peso traded at a value of $0.4706 (2.12 pesos per dollar). Also, because of the impact of the financial crisis on our customers, we recorded a $1.5 million charge to cover anticipated bad debts in Argentina.

     As discussed in Note 11, our practice in Argentina has been to borrow funds by discounting post-dated checks received from our customers. Because Argentine banks stopped lending during the second half of 2001, we provided financial support to our Argentine subsidiary from North America, increasing the amount lent to that subsidiary by $5.3 million during the year. During 2001 our Argentine subsidiary reduced the non-debt discounted checks outstanding by $3.7 million and bank debt outstanding by $1.2 million.

3. DISCONTINUED OPERATIONS

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

     Effective August 4, 2000, we sold those two businesses plus our switch businesses to Ametek, Inc. The $62.0 million contractual price of this asset sale was adjusted for changes in net operating assets from a target

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. DISCONTINUED OPERATIONS -- (CONTINUED)

amount and for the sales to a key customer during the second quarter of 2001. The adjusted sale price was approximately $57.4 million, including $3.8 million in escrow at December 31, 2001.

     We also committed to provide Ametek with certain services at no charge for periods of six to twelve months following closing. After providing for the no-charge services and for other costs related to the transaction, we recorded a gain on disposition of $23.3 million before tax and $14.5 million after tax in 2000.

     During 2001 we reduced the gain-on-sale by recording a charge of $1.6 million before tax. No tax benefit associated with this charge was recorded as management believes that realization of those benefits is not probable. A portion of this change adjusts the carrying value of a manufacturing facility previously used by some of the operations sold. The charge also includes $0.4 million to write-off receivables and to provide for certain benefits that may not be delivered to Ametek because of the October 2001 Chapter 11 filing of Thermadyne Holdings Corporation. Thermadyne, which purchased our welding equipment business in 1997, shares a facility with the battery charger business sold to Ametek in 2000. In addition, we guaranteed the lease on the Thermadyne portion of that facility through October 31, 2006. Annual lease payments are $447,000. Since its bankruptcy filing Thermadyne has operated and paid rent at the facility, but has provided no assurance that it will continue to do so. We have recorded no provision for the contingent lease-guarantee exposure at December 31, 2001.

     Net assets related to discontinued operations at December 31 are summarized below (in thousands):

                                                                2001       2000
                                                                ----       ----
In escrow..................................................    $ 3,802    $ 7,750
Facility held for sale.....................................      3,254      3,576
Accrued transaction costs and estimated sale price
  reductions...............................................     (1,342)    (5,582)
Receivable from sale of welding equipment..................         --        249
                                                               -------    -------
                                                               $ 5,714    $ 5,993
                                                               =======    =======

     Summary financial information related to the discontinued operations is presented below (in thousands). Amounts for 2000 are through August 4, 2000.

                                                                2000       1999
                                                                ----       ----
NET SALES
DC motors..................................................    $16,828    $27,442
Battery chargers...........................................     10,885     17,778
Switches...................................................     16,238     26,108
                                                               -------    -------
     Total.................................................     43,951     71,328
OPERATING AND OTHER INCOME (LOSS)
DC motors..................................................       (275)    (1,308)
Battery chargers...........................................      1,728      2,647
Switches...................................................      2,174      3,122
                                                               -------    -------
     Total.................................................      3,627      4,461
Provision for income taxes.................................      1,337      1,622
                                                               -------    -------
     Income from discontinued operations...................      2,290      2,839
Depreciation and amortization (included in operating income
  above)
  DC motors................................................        549      1,106
  Battery chargers.........................................        502        842
  Switches.................................................        497        926
                                                               -------    -------
     Total.................................................    $ 1,548    $ 2,874
                                                               =======    =======

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of PEI and all subsidiaries in which we have financial and operating control. All intercompany accounts and transactions are eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of foreign subsidiaries have been translated from their functional currencies into U.S. dollars at the rates of exchange existing as of the balance sheet date. Revenues and expenses have been translated at the average monthly exchange rates. Translation adjustments are recorded as a separate component of stockholders' equity. Transactions in foreign currencies not settled at the balance sheet date are translated at the exchange rates prevailing at that date with a resulting charge or credit to income. Foreign exchange gains and losses related to inter-company obligations are recorded to the extent they are not considered long term in nature. See also
Note 2.

INVENTORIES

     Inventories are stated at the lower of cost or market with cost being established by the last-in, first-out ("LIFO") method for substantially all United States inventory and by the first-in, first-out ("FIFO") method for all inventory located outside the United States. Approximately $28,639,000 and $30,814,000 of net inventories at December 31, 2001 and 2000, respectively, have been valued based on FIFO cost.

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

INTANGIBLE ASSETS AND DEFERRED FINANCING FEES

     Intangible assets are primarily comprised of goodwill. At each balance sheet date, management assesses whether there has been impairment in the carrying value of intangible assets. This assessment is based on comparing carrying value to anticipated undiscounted cash flows and operating income.

     Deferred financing fees associated with the issuance of the senior notes are being amortized over the terms of the related notes. Accumulated amortization is $2,076,912 and $1,608,342 at December 31, 2001 and 2000,
respectively. Amortization expense for the years ended December 31, 2001, 2000 and 1999 is $468,570, $545,999 and $548,676 respectively, and is included in selling, general and administrative expense in the Statement of Operations.

PRODUCT WARRANTY COSTS AND SERVICE RETURNS

     Anticipated costs related to product warranty and service returns are provided for based upon management's estimate of such costs, after consideration of historical trends and sales of products to which such costs relate.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

ENGINEERING EXPENSES

     Engineering costs are expensed as incurred and are included in selling, general, and administrative expenses. Total engineering expenses for the year ended December 31, 2001 and including expenses of the discontinued businesses for the years ended December 31, 2000 and 1999 were $3,475,000, $5,630,000 and $6,583,000, respectively. Included in these engineering expenses are research and development costs (as defined by Statement of Financial Accounting Standards No. 2) for the years ended December 31, 2001, 2000 and 1999 of $2,251,000, $3,677,000 and $4,986,000.

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

FINANCIAL INSTRUMENTS

     The carrying amount of our financial instruments, which includes cash, accounts receivable, accounts payable, and debt other than senior unsecured notes approximates their fair value at December 31, 2001 and 2000. The fair value of the senior unsecured notes was approximately $65 million at December 31, 2001. Fair values have been determined based on management estimates and information from market sources.

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

MINORITY INTEREST

     Minority interest included in the results of operations represents the minority shareholders' share of the income of Prestolite Electric Beijing, Ltd.
(PEBL). The minority interest included in the Consolidated Balance Sheet reflects the original investment by PEBL along with the proportional share of the earnings of PEBL.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     We adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Pursuant to this statement, all derivative instruments are recognized as assets or liabilities in the balance sheet and measured at fair value. This statement does not have a material impact on our results for the year ended December 31, 2001.

     In July 2001 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 replaces APB No. 16 and eliminates the pooling-of-interests method for any business combinations after June 30, 2001. SFAS 142 supercedes APB No. 17 and eliminated the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2002. Accordingly, we will no longer amortize goodwill of $3.9 million at December 31, 2001. This goodwill will instead be assessed for impairment at least annually.

     In June and August 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144") which are effective January 1, 2003 and January 1, 2002, respectively, for the Company. SFAS 143 requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value. Under SFAS 144, a single accounting method was established for long-lived assets to be disposed of. SFAS 144 requires the Company to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and the loss is the difference between carrying amount and fair value. The Company is currently reviewing the provisions of SFAS 143 and 144 and assessing the impact of adoption.

5. ACQUISITIONS AND JOINT VENTURES

     Prestolite Electric Beijing, Ltd. (PEBL) began operations in The People's Republic of China on April 1, 2002. Prestolite owns 52% of PEBL, and we have included the results of PEBL in our consolidated financial statements after eliminating intercompany activity. Beijing JinHu Auto-Electric Company Limited owns the other 48% of PEBL. The managers of PEBL own JinHu. Prestolite contributed certain technology to PEBL and agreed to contribute an additional $1.9 million in cash to PEBL by the first quarter of 2004. JinHu contributed certain technology and agreed to contribute certain fixed assets to PEBL; the timing of the JinHu contributions occur as Prestolite makes its contributions in order to maintain the 52/48 ownership share. Until Prestolite and JinHu make these contributions, JinHu is leasing the fixed assets to PEBL. The fixed assets to be contributed by JinHu are included in our consolidated balance sheet at December 31, 2001 as additional machinery and equipment and as minority interest.

     On January 15, 1999, we acquired a remanufacturing business unit from Roberts Generator for $2.9 million. This business unit operates as Roberts Remanufacturing and rebuilds alternators and starter motors for specialty applications. This acquisition was accounted for under the purchase method. Goodwill recorded for this acquisition was $1.1 million.

     Investments at December 31, 2001 consist of a 4% interest, recorded at cost, in Auto Ignition, Ltd., an Indian corporation.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. CHARGES RELATED TO CERTAIN SPECIALTY ALTERNATORS

     We charged $3,450,000 to income in 2000 to write off all our assets related to Ecoair Corp. ($3.2 million) and to record the settlement of a lawsuit related to the development and manufacture of a special regulator used in certain alternators ($250,000). During 1998 and 1999 we committed to a $2.6 million investment for a 9% interest in the equity of Ecoair Corp. We also purchased a license for $0.6 million covering a specialty alternator patented by Ecoair, and we acquired approximately $0.1 million in equipment and inventory related to the production of the Ecoair alternator. Production of the Ecoair alternator proved to be far more difficult than originally anticipated. In addition, Ecoair Corp. must secure new investment if it is to continue as a going concern. During 2000 we decided not to invest further in Ecoair Corp. and accordingly wrote off all our assets related to Ecoair.

7. EARNINGS PER SHARE ("EPS")

     In computing income available to common stockholders, no adjustments were required to the amounts reported in the statement of income. Shares of common stock (available and potentially issuable) used in the computation are comprised of the following (in thousands):

                                                             2001     2000     1999
                                                             ----     ----     ----
Average number of shares of common stock used in
  computing basic and dilutive EPS.......................    1,985    1,985    1,993

     For all three years, stock options were not considered in calculating dilutive earnings per share since the effect of inclusion would be anti-dilutive to earnings per common share from continuing operations.

8. INVENTORIES

     Inventories consist of the following at December 31 (in thousands):

                                                                2001       2000
                                                                ----       ----
FIFO cost
  Raw materials............................................    $17,509    $18,051
  Work in process..........................................      3,695      6,621
  Finished goods...........................................     22,372     21,249
                                                               -------    -------
     Total FIFO cost.......................................     43,576     45,921
Adjustment to LIFO cost....................................        801        601
Reserves for excess and obsolescence.......................     (3,488)    (4,229)
                                                               -------    -------
                                                               $40,889    $42,293
                                                               =======    =======

     During 2001 we adjusted our procedure of estimating inventory reserves in the United Kingdom. As the result of that change we charged $522,000 to cost of sales in 2001.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31 (in thousands):

                                                                 2001      2000
                                                                 ----      ----
Goodwill (five to ten-year amortization)....................    $6,566    $6,750
Technology (ten-year amortization)..........................       658       200
                                                                ------    ------
                                                                 7,224     6,950
Less -- accumulated amortization............................     2,703     2,068
                                                                ------    ------
                                                                $4,521    $4,882
                                                                ======    ======

10. ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31 (in thousands):

                                                                2001       2000
                                                                ----       ----
Accrued compensation.......................................    $ 1,344    $ 1,240
Accrued warranty...........................................      1,589      1,860
Accrued severance..........................................      1,617        856
Accrued interest...........................................      4,023      4,091
Amount due to Lucas........................................      1,481      2,439
Other accrued liabilities..................................      3,953      4,349
                                                               -------    -------
                                                               $14,007    $14,835
                                                               =======    =======

11. DEBT

     Debt consists of the following at December 31 (in thousands):

                                                               2001        2000
                                                               ----        ----
North America
  Revolving credit.......................................    $    789    $     --
  Senior unsecured notes, 9.625%.........................     100,108     101,883
                                                             --------    --------
       Subtotal North America............................     100,897     101,883
                                                             --------    --------
United Kingdom
  Overdraft facility.....................................       3,739       2,160
  Term loan..............................................       5,401       4,904
South Africa Bank Debt...................................         747       1,126
Argentina Bank Debt......................................         125       1,356
                                                             --------    --------
       Subtotal International............................      10,012       9,546
                                                             --------    --------
       Total term, revolving credit and senior notes.....     110,909     111,429
Capital lease obligations................................       1,212       1,376
Other....................................................         123         230
                                                             --------    --------
       Consolidated total................................     112,244     113,035
     Less -- current maturities..........................       7,236       6,302
                                                             --------    --------
       Consolidated long-term debt.......................    $105,008    $106,733
                                                             ========    ========

     Our U.S. bank borrowing arrangements consist of a $10 million revolving credit facility and a $3.5 million letter of credit facility. Interest is payable on amounts borrowed under the revolving credit facility at the

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. DEBT -- (CONTINUED)

bank's prime rate plus up to another 0.75% depending upon amounts borrowed and upon our Funded Debt Ratio. We are currently paying interest at prime, 4.75% at December 31, 2001. The letter of credit fee is 2% of amounts drawn. Both U.S. facilities are collateralized by eligible accounts receivable and inventory. On December 31, 2000 letters of credit totaling $1.7 million were outstanding.

     Our U. K. agreement consists of a L2.0 million fixed rate term loan, a L2.0 million floating rate term loan, a L1.4 million floating rate term loan and a L2.8 million overdraft facility. Interest on the fixed rate term loan is 8.144% while interest on the floating-rate term loans and the overdraft facilities are at 1.375% above the bank's base rate (4.0% at December 31, 2001). The term loans are repayable in sixty monthly payments through January 2004 (fixed rate), November 2003 and January 2005. The U. K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom.

     In Argentina we have had arrangements with several banks that allow us to borrow by discounting post-dated checks given to us by our customers. Depending on the details of the arrangement with each bank, the resulting borrowing may be recorded as debt or as the sale of the underlying receivable. At December 31, 2001 and 2000 we had, in addition to the debt shown in the table above, $263,000 and $3,957,000 of discounted checks which we recorded as the sale of a receivable. As discussed in Note 2, the banks in Argentina were effectively closed at the end of 2001; consequently, new borrowing was not possible. In South Africa we borrow from a bank on an unsecured basis at the bank's prime lending rate.

     At December 31, 2001 we could have borrowed an additional $10.7 million in the U.S. and $0.3 million (L0.2 million, translated at $1.4560 per pound sterling) in the U.K.

     The 9.625% senior unsecured notes are guaranteed by PEI. The notes mature on February 1, 2008. We have the option to redeem them beginning February 1, 2003 with the net proceeds of a public equity offering at our option, in whole or in part, at amounts from 104.8125% to 100% of the principle plus accrued interest. During 2000, we purchased and retired Senior Notes with a face value of $23.1 million for $15.9 million plus accrued interest. After writing off $0.7 of the unamortized financing cost associated with the Senior Notes, we recorded a $4.1 million extraordinary after-tax gain on these transactions. During 2001 we recorded a $0.4 million extraordinary after-tax gain on the purchase of Senior Notes with a face value of $1.8 million.

     The senior notes and bank arrangements mentioned above contain various covenants including the maintenance of certain financial ratios and limits on
(a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements of common stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. Our U.S. bank covenants at December 31 require us to maintain a Funded Debt Ratio of not more than 7:1 and a Fixed Charge Coverage Ratio of not less than 1:1, as those terms are defined in our bank credit agreement. The foreign facilities contain covenants that pertain to the foreign operations.

     Maturities of debt obligations at December 31 are as follows (in thousands):

                           YEAR
                           ----
2002......................................................    $  7,236
2003......................................................       2,048
2004......................................................       1,837
2005......................................................         839
2006......................................................          30
Thereafter................................................     100,254
                                                              --------
                                                              $112,244
                                                              ========

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. INCOME TAXES

     Income (loss) from continuing operations, before minority interests and income taxes, consists of the following (in thousands):

                                                       2001        2000       1999
                                                       ----        ----      -------
United States....................................    $ (5,115)   $(11,391)   $(8,238)
Foreign..........................................      (5,394)     (2,450)       790
                                                     --------    --------    -------
                                                     $(10,509)   $(13,841)   $(7,448)
                                                     ========    ========    =======

     The components of income tax benefit related to continuing operations are as follows (in thousands):

                                                        2001       2000       1999
                                                        ----       ----       ----
United States
  Current..........................................    $  (690)   $(4,348)   $  (359)
  Deferred.........................................     (1,049)    (1,205)    (2,440)
  Increase in valuation reserve....................         --        154         --
  State and local..................................       (181)       315        198
Foreign
  Current..........................................        273        599      1,134
  Deferred.........................................         --         --        752
                                                       -------    -------    -------
                                                       $(1,647)   $(4,485)   $  (715)
                                                       =======    =======    =======

     A reconciliation of the U.S. statutory tax rate to the effective tax rate is as follows:

                                                           2001       2000      1999
                                                           ----       ----      ----
Statutory rate.........................................     34.0%     34.0%      34.0%
Change in valuation reserve............................       --      (1.1)        --
State and local, net of federal benefit................      1.7      (2.3)      (2.6)
Difference in foreign tax rates........................      5.3       4.0        2.5
Permanent difference...................................     (0.4)     (0.7)      (2.6)
Foreign operating losses not benefitted................    (24.9)     (8.1)     (20.2)
Other..................................................       --       6.6       (1.5)
                                                           -----      ----      -----
                                                            15.7%     32.4%       9.6%
                                                           =====      ====      =====

     Our operation in China will enjoy a tax holiday through 2002 and is scheduled to pay taxes at 15% for the following three years.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. INCOME TAXES -- (CONTINUED)

     The major components of deferred taxes (stated on an after tax basis) on the balance sheet are as follows (in thousands):

                                                               2001        2000
                                                               ----        ----
Deferred tax assets
  Accrued tax benefit carryforwards......................    $  9,959    $ 13,901
  Accounts receivable....................................         246         283
  Inventories............................................         422        (463)
  Current liabilities....................................         522        (245)
  Assets of discontinued operations......................         576       1,304
  Other..................................................          90         897
                                                             --------    --------
Gross deferred tax assets................................      11,815      15,677
Valuation reserve........................................     (10,695)    (14,191)
                                                             --------    --------
     Net deferred tax assets.............................    $  1,120    $  1,486
Deferred tax liabilities
  Property, plant and equipment..........................      (1,120)     (3,048)
                                                             --------    --------
Gross deferred tax liabilities...........................      (1,120)     (3,048)
                                                             --------    --------
     Net deferred tax assets and liabilities.............          --      (1,562)
                                                             ========    ========

     Our Argentina subsidiary has NOL carryforwards at December 31, 2001 of approximately $25.5 million, which expire in 2002 through 2005. The valuation reserve represents a full reserve against the net deferred tax asset position of the Argentina operation and a reserve against the U.S. foreign tax credit, as management believes that realization of these benefits is not probable.

13. EMPLOYEE BENEFIT PLANS

     We have a retirement savings plan for substantially all of our United States employees. This plan has a deferred salary arrangement and matching contributions by the Company. Our matching contributions to this plan were $421,000, $475,000, and $635,000 for 2001, 2000 and 1999, respectively, including contributions for employees associated with the operations sold in 2000.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. EMPLOYEE BENEFIT PLANS -- (CONTINUED)

     The following table provides a reconciliation of benefit obligations, plan assets and funded status of the United States defined benefit plans at December 31, 2001 and 2000, based upon most recent actuarial valuations (December, 31, 2000 and 1999), (in thousands):

                                                                 2001      2000
                                                                 ----      ----
Change in benefit obligation
  Benefit obligation at beginning of year...................    $2,826    $2,785
  Service cost..............................................        12        12
  Interest cost.............................................       227       226
  Actuarial (gain) loss.....................................       248       (44)
  Benefits paid.............................................      (205)     (153)
                                                                ------    ------
     Benefit obligation at end of year......................     3,108     2,826
                                                                ------    ------
Change in plan assets
  Fair value of plan assets at beginning of year............     3,020     3,058
  Actual return on plan assets..............................      (144)      115
  Employer contribution.....................................       169        --
  Benefits paid.............................................      (205)     (153)
                                                                ------    ------
     Fair value of Plan assets at end of year...............     2,840     3,020
                                                                ------    ------
Funded status...............................................      (268)      194
Unrecognized net actuarial gain.............................       232      (401)
                                                                ------    ------
     Accrued benefit cost...................................    $  (36)   $ (207)
                                                                ======    ======
Weighted-average assumptions as of December 31
  Discount rate.............................................      7.50%     8.40%
  Expected return on plan assets............................      8.00%     8.00%
  Rate of compensation increase.............................        --        --

                                                              PENSION BENEFITS
                                                           -----------------------
                                                           2001     2000     1999
                                                           ----     ----     ----
Components of net periodic benefit cost
  Service cost.........................................    $  12    $  12    $  12
  Interest cost........................................      227      226      218
  Expected return on plan assets.......................     (237)    (236)    (222)
  Amortization of net (gain) loss......................       (4)      (6)      --
                                                           -----    -----    -----
Net periodic benefit cost..............................    $  (2)   $  (4)   $   8
                                                           =====    =====    =====

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. EMPLOYEE BENEFIT PLANS -- (CONTINUED)

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the U.K. and South Africa defined benefit plans at December 31, 2001 and 2000, based upon the most recent actuarial valuations (December 31, 2001 and 2000), (in thousands):

                                                             2001          2000
                                                             ----          ----
Change in benefit obligation
  Benefit obligation at beginning of year.............    $   33,686    $   33,162
  Service cost........................................         1,801         2,164
  Interest cost.......................................         2,087         2,071
  Plan participants' contributions....................           742         1,034
  Actuarial (gain) loss...............................        (3,747)          602
  Benefits paid.......................................        (1,376)       (1,155)
  Cost of insurance...................................           (38)          (47)
  Settlements.........................................        (1,124)           --
  Change in currency..................................        (1,647)       (4,145)
                                                          ----------    ----------
     Benefit obligation at end of year................        30,384        33,686
                                                          ----------    ----------
Change in plan assets
  Fair value of plan assets at beginning of year......        37,546        38,104
  Actual return on plan assets........................        (3,845)        3,165
  Employer contribution...............................         1,396         1,570
  Plan participants' contributions....................           742         1,034
  Benefits paid.......................................        (1,376)       (1,155)
  Cost of insurance...................................           (38)          (47)
  Administration expenses.............................          (174)         (240)
  Settlements.........................................        (1,124)           --
  Change in currency..................................        (2,063)       (4,885)
                                                          ----------    ----------
     Fair value of Plan assets at end of year.........        31,064        37,546
                                                          ----------    ----------
Funded status.........................................           680         3,860
Unrecognized transition asset.........................          (571)         (700)
Unrecognized prior-service cost.......................           213           252
Unrecognized actuarial (gain)/loss....................         1,841        (1,776)
                                                          ----------    ----------
     Prepaid benefit cost.............................    $    2,163    $    1,636
                                                          ==========    ==========
Weighted-average assumptions as of December 31
  Discount rate.......................................         6-12%       5.5-12%
  Expected return on plan assets......................         7-12%       5.5-12%
  Rate of compensation increase.......................     3.5-10.5%     3.5-10.5%

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. EMPLOYEE BENEFIT PLANS -- (CONTINUED)


                                                             PENSION BENEFITS
                                                       -----------------------------
                                                        2001       2000       1999
                                                        ----       ----       ----
Components of net periodic benefit cost
  Service cost.....................................    $ 1,801    $ 2,159    $ 2,254
  Interest cost....................................      2,087      2,071      1,824
  Expected return on plan assets...................     (2,741)    (2,821)    (2,154)
  Amortization of transition (asset) obligation....       (129)      (129)      (129)
  Amortization of prior-service cost...............         40         53         53
  Recognized net actuarial loss....................        (37)       (65)       (62)
                                                       -------    -------    -------
Net periodic benefit cost..........................    $ 1,021    $ 1,268    $ 1,786
  Settlement (gain) loss...........................       (150)        --         --
                                                       -------    -------    -------
Net periodic benefit cost after settlements........        871      1,268      1,786
                                                       =======    =======    =======

     In 2001, a portion of the plan assets were transferred to an insurance company to purchase annuities and related pension obligations were reduced. This resulted in a pension settlement gain.

     Our subsidiary, Prestolite Indiel (Argentina), has a noncontributory unfunded pension plan which provides retirement benefits for nine former employees. The plan was established in June, 1987 and terminated in June 1995. The following provides a reconciliation of benefit obligations and funded status, based upon the most recent actuarial valuations:

                                                                2001       2000
                                                                ----       ----
Change in benefit obligation:
Benefit obligation at beginning of year....................    $ 1,944    $ 2,008
Interest cost..............................................        151        156
Actuarial loss.............................................        167         79
Benefits paid..............................................       (299)      (299)
Effect of exchange rate changes............................       (774)         0
                                                               -------    -------
Benefit obligation at end of year..........................    $ 1,189    $ 1,944
                                                               =======    =======
Funded status..............................................    $(1,189)   $(1,944)
Unrecognized transition obligation.........................        182        329
Unrecognized actuarial loss................................        147         75
                                                               -------    -------
Net amount recognized......................................    $  (860)   $(1,540)
                                                               =======    =======
Weighted average assumptions as of December 31.............
Discount rate..............................................       7.5%       8.4%

                                                              YEAR ENDED
                                              -------------------------------------------
                                              DECEMBER 31    DECEMBER 31     DECEMBER 31
                                                 2001            2000            1999
                                              -----------    -----------     -----------
Components of net periodic pension cost:
Interest cost...............................     $151            $156            $146
Amortization of transition obligation.......       28              28              28
                                                 ----            ----            ----
                                                 $179            $184            $174
                                                 ====            ====            ====

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. LEASES

     We lease certain office and manufacturing facilities, data processing equipment and automobiles under long-term operating lease agreements. In the current year, we entered into capital leases for certain manufacturing and engineering equipment and improvements related to real property. The leases expire on various dates through 2006. Future minimum lease payments for operating and capital leases (with terms in excess of one year) at December 31, 2001 were (in thousands):

                      OPERATING LEASES
                      ----------------
2002........................................................    $1,048
2003........................................................       967
2004........................................................       387
2005........................................................        53
2006........................................................        --
Thereafter..................................................        --
                                                                ------
                                                                $2,455
                                                                ======

     Rent expense for the operating leases of continuing operations was $1,177,415, $1,168,815 and $1,330,750 for the years ended December 31, 2001,
2000 and 1999.

     Scheduled payments on capital leases as of December 31, 2001 were (in thousands):

          CAPITAL LEASES (YEAR ENDED DECEMBER 31)
          ---------------------------------------
2002........................................................    $  462
2003........................................................       310
2004........................................................       312
2005........................................................       123
2006........................................................        34
Thereafter..................................................       147
                                                                ------
       Total minimum lease payments.........................     1,388
  Less -- imputed interest..................................       176
                                                                ------
       Present value of net minimum lease payments..........    $1,212
                                                                ======

     The book value, as of December 31, 2001, of equipment under capital leases was $1,372,995, which is net of amortization of $640,852.

15. STOCK OPTIONS AND WARRANTS

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     The changes in stock options outstanding for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                           AVERAGE
                                                                OPTIONS     PRICE
                                                                -------    -------
Outstanding at January 1, 1999..............................    269,340    $11.10
Granted.....................................................     51,000    $22.00
Forfeited...................................................     (4,900)   $20.46
Repurchased.................................................       (600)   $18.86
                                                                -------
Outstanding at December 31, 1999............................    314,840    $12.71
Granted.....................................................     53,000    $22.00
Forfeited...................................................    (15,120)   $20.71
Repurchased.................................................    (17,060)   $10.82
                                                                -------
Outstanding at December 31, 2000............................    335,660    $13.92
Granted.....................................................      6,000    $16.00
Forfeited...................................................    (15,000)   $21.48
Outstanding at December 31, 2001............................    326,660    $13.61
                                                                =======
Exercisable at December 31, 2001............................         --    $   --
                                                                =======
Vested at December 31, 2001.................................    223,480    $11.17
                                                                =======

     During 2001 we extended to January 30, 2004 the expiration date on options to purchase 58,760 shares at $5.00 per share. Those options would have expired in 2001, 2002 and 2003 had we not extended them. We recorded a charge of $647,000 to recognize the difference between the fair market value and the aggregate exercise price of the options extended. All other options expire ten years from the date of the grant

     Information with respect to stock options outstanding at December 31, 2001 follows:

                                                                               AVERAGE
                                                             OPTIONS          REMAINING
                      EXERCISE                           OUTSTANDING AT      CONTRACTUAL
                       PRICE                            DECEMBER 31, 2001    LIFE (YEARS)
                      --------                          -----------------    ------------
$5.00...............................................          58,760             2.1
$6.25...............................................          20,400             2.0
$8.25...............................................          83,800             3.6
$16.00..............................................           6,000             9.8
$18.86..............................................          74,200             6.3
$22.00..............................................          83,500             8.8
                                                             -------
  Total.............................................         326,660
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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     Principal assumptions used in calculating the pro forma information were as follows:

                                                       2001        2000        1999
                                                       ----        ----        ----
Risk-free interest rates..........................       6.0%        6.0%        5.9%
Expected life, in years...........................       7.0         7.0         7.0
Expected volatility...............................       0.0%        0.0%        0.0%
Expected dividend yield...........................       0.0%        0.0%        0.0%
Weighted average fair value of options granted....    $16.00      $22.00      $22.00

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Pro forma information follows (in thousands except for earnings per share information):

                                                        2001       2000       1999
                                                        ----       ----       ----
Net income (loss), as reported....................    $(11,021)   $11,485    $(6,191)
Net income (loss), pro forma......................    $(11,141)   $11,331    $(6,415)
Earnings (loss) per common share, as reported
  Basic and diluted...............................    $  (5.55)   $  5.79    $ (3.11)
Earnings (loss) per common share, pro forma
  Basic and diluted...............................    $  (5.61)   $  5.71    $ (3.22)

16. RELATED PARTY TRANSACTIONS

     We have a management consulting agreement with Genstar Investment Corporation ("GIC") which controls 96.7% of our outstanding stock. Under the agreement, we pay GIC a management consulting fee. For the years ended December 31, 2001, 2000, and 1999, we charged $600,000, $825,000, and $900,000, respectively, to operations under this agreement. At both December 31, 2001 and 2000, $150,000 of these fees were accrued and unpaid.

17. LITIGATION AND CLAIMS

     Various legal actions and claims are pending or may be instituted or asserted in the future against us. The outcome of individual matters is not predictable at this time. The potential aggregate amount of liability at December 31, 2001 and 2000 with respect to these matters cannot be ascertained; however, we believe that any resulting unrecorded liability would not materially affect our future consolidated financial statements.

     We record a liability for environmental remediation costs when a clean-up program becomes probable and the costs can be reasonably estimated. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18. SEVERANCE

     We record severance expenses when plans are announced and employees notified. The following is a summary of the severance charges and outlays (in thousands):

                                                                2001       2000
                                                                ----       ----
Beginning balance..........................................    $   856    $ 1,332
Severance cost charged to operations.......................      4,599      2,226
Payments...................................................     (3,063)    (2,702)
Argentina devaluation......................................       (775)        --
                                                               -------    -------
     Ending balance........................................    $ 1,617    $   856
                                                               =======    =======

     The announcement and implementation of restructuring plans in 2001 included employee cutbacks in Argentina and the United Kingdom, resulting in severance charges of $2.3 million and $1.7 million respectively. We also recorded North American charges of $0.5 million and South African charges of $0.1 million. Employee cutbacks primarily in Argentina and the United Kingdom in 2000 resulted in $2.2 million of severance charges for that year.

19. SEGMENT REPORTING

     As the result of the sale of three businesses in 2000 we restructured our segment reporting in the year 2001. We operate in five geographic locations; each location's revenue and operating performance is managed and reported separately. We evaluate operating performance based on earnings before interest expense, taxes, depreciation, amortization and certain other charges (EBITDA). Corporate overhead and certain other charges are not allocated to the business/geographic units. Sales, assets and EBITDA for those units are summarized below.

     Sales are as follows (in thousands):

                                 NORTH                 SOUTH
                                AMERICA    EUROPE     AMERICA    AFRICA     CHINA        OTHER        TOTAL
                                -------    ------     -------    ------     -----        -----        -----
Sales to external customers,
  based on country of
  domicile
     2001...................    $76,248    $36,454    $30,740    $ 6,985    $8,868      $    --      $159,295
     2000...................    $79,648    $44,205    $37,519    $10,518    $   --      $    --      $171,890
     1999...................    $86,622    $51,733    $37,299    $12,220    $   --      $    --      $187,874
Long-lived assets
     2001...................    $12,413    $14,673    $ 3,354    $ 1,084    $2,307      $    --      $ 33,831
     2000...................    $12,648    $16,312    $ 6,741    $ 1,816    $   --      $    --      $ 37,517
     1999...................    $14,125    $17,573    $ 7,333    $ 2,114    $   --      $    --      $ 41,145
Sales to external customers,
  based on location of
  customers
     2001...................    $71,761    $32,911    $30,456    $ 7,175    $5,532      $11,460      $159,295
     2000...................    $73,889    $39,199    $37,366    $10,771    $3,836      $ 6,829      $171,890
     1999...................    $82,417    $50,526    $38,104    $ 9,997    $1,842      $ 4,988      $187,874
                                                                                      UNALLOCATED
                                                                                         COSTS
EBITDA
     2001...................    $13,292    $ 5,792    $ 1,012    $   523    $1,999      $(3,539)     $ 19,079
     2000...................    $12,154    $ 5,628    $ 2,385    $   638    $   --      $(3,927)     $ 16,878
     1999...................    $12,514    $ 7,735    $ 1,531    $ 1,550    $   --      $(4,942)     $ 18,388

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

19. SEGMENT REPORTING -- (CONTINUED)

     A reconciliation of EBITDA to income from continuing operations before income taxes follows (in thousands):

                                                       2001        2000       1999
                                                       ----        ----       ----
EBITDA for reporting segments....................    $ 19,079    $ 16,878    $18,388
Less:
  Depreciation and amortization..................       8,620       8,724      9,565
  Severance......................................       4,599       2,226        450
  Option repurchase and extension costs..........         647         173          2
  Special alternator charge......................          --       3,450         --
  Argentina bad debt.............................       1,500          --         --
  UK inventory reserve charge....................         520          --         --
  Foreign exchange loss..........................         461       1,121         --
  Minority interest..............................         950          --         --
  Interest expense...............................      13,241      15,025     15,816
                                                     --------    --------    -------
     Subtotal....................................      30,538      30,719     25,833
                                                     --------    --------    -------
Income (loss) from continuing operations before
  extraordinary item and income taxes............    $(11,459)   $(13,841)   $(7,445)
                                                     ========    ========    =======

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                                  SCHEDULE II

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                  -----------------------------------
                                     BALANCE AT     RESERVES     CHARGE TO   CHARGED                    BALANCE AT
                                     BEGINNING      ADDED W/     COSTS AND   TO OTHER                      END
                                     OF PERIOD    ACQUISITIONS   EXPENSES    ACCOUNTS   DEDUCTIONS(1)   OF PERIOD
                                     ----------   ------------   ---------   --------   -------------   ----------
Allowance for Doubtful Accounts:
Year ended December 31, 2001.......    $2,447                     $  970                   $1,279         $2,138
Year ended December 31, 2000.......    $2,369                     $1,550                   $1,472         $2,447
Year ended December 31, 1999.......    $2,933                     $1,356                   $1,920         $2,369
Reserve for Inventory Obsolescence:
Year ended December 31, 2001.......    $4,229        $            $1,221                   $1,962         $3,488
Year ended December 31, 2000.......    $4,463        $(276)       $1,456                   $1,414         $4,229
Year ended December 31, 1999.......    $4,258        $(712)       $2,230                   $1,313         $4,463

-------------------------
(1) Deductions related to the allowance for doubtful accounts relate to the write-off of uncollectable accounts and to changes to the reserves for the return of used parts. Deductions related to inventory obsolescence relate primarily to the disposal of obsolete inventory. Included in the inventory deductions in 2001 is $375,000 that relates to the Argentina devaluation and other exchange rate changes at the balance sheet dates of December 31, 2000 to December 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information as of December 31, 2001 with respect to our executive officers and directors:

                NAME                     AGE                            POSITION
                ----                     ---                            --------
P. Kim Packard.......................    63     President, Chief Executive Officer and Director
Kenneth C. Cornelius.................    57     Senior Vice President, Chief Financial Officer and
                                                Secretary
Dennis P. Chelminski.................    49     Vice President, Controller, Treasurer and Assistant
                                                Secretary
Michael Lea..........................    58     Vice President and Division President, Heavy Duty
                                                Products Division
John Jenkins.........................    43     Corporate Vice President and Managing Director, Heavy
                                                Duty Europe
Peter J. Corrigan....................    43     Corporate Vice President and President Prestolite
                                                Electric Indiel
Richard D. Paterson(a)(b)............    59     Chairman of the Board and Director
Ross J. Turner(b)....................    71     Director
John A. West(a)(b)...................    74     Director

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

     Dennis P. Chelminski began service as our Controller, Treasurer and Assistant Secretary in February 1992. He was named Corporate Vice President in 2001. He held the position of our Chief Accounting Officer from October 1991 to February 1992 and was our Manager of Financial Analysis under our prior ownership. Prior to 1986, he held various financial positions with Eltra Corporation and AlliedSignal Corporation. Mr. Chelminski holds a B.S. in accounting from the University of Toledo and is a C.P.A.

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

     Peter J. Corrigan joined Prestolite in 1992 as Director of Quality Assurance in the Corporate Office. Subsequently he was promoted to Vice President of Engineering, Vice President of Operations and Corporate Vice President of Sales and Marketing. Mr. Corrigan was named President of our subsidiary in Argentina, Prestolite Electric Indiel, in 2001. Mr. Corrigan holds a BA in Physics from Wake Forest University and an MBA from Case Western Reserve University.

     John Jenkins came to Prestolite as Finance Manager in South Africa, as a result of the Lucas acquisition in January of 1998. At that time, he was promoted to Managing Director of the South African operation. He was subsequently promoted to Managing Director of Heavy Duty Systems, Europe, and is located in Acton, England.

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

     Ross J. Turner has been a director since 1991. Mr. Turner has been Chairman of the board of directors of Genstar Investment Corporation since 1987 and was a director of Genstar Capital Corporation from 1988 through August 1995. Mr. Turner is a director of Rio Algom Limited in Canada. In addition, he is currently a director of a number of privately held corporations.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid for the years ended December 31, 2001, 2000, and 1999 to the Chief Executive Officer and the four other highest compensated executive officers who were serving executive officers at December 31, 2001:

                                                                    OTHER ANNUAL     LONG-TERM       ALL OTHER
          NAME AND                                                  COMPENSATION    COMPENSATION    COMPENSATION
     PRINCIPAL POSITION         YEAR    SALARY($)    BONUS($)(A)       ($)(B)        AWARDS(C)         ($)(D)
     ------------------         ----    ---------    -----------    ------------    ------------    ------------
P. Kim Packard..............    2001     404,642        70,000          --              --             13,450
President and                   2000     405,002            --          --              --             13,450
Chief Executive Officer         1999     405,000       185,000          --              --             16,192
Kenneth C. Cornelius........    2001     192,000        38,000          --              --             34,678
Senior Vice President           2000     192,000            --          --              --              9,678
Chief Financial Officer         1999     192,054        65,300          --              --              9,507
Michael Lea.................    2001     150,000            --                                         19,242
Vice President and              2000     150,000            --          --              --             22,144
Division President              1999     150,577        55,900          --              --             14,785
Dennis P. Chelminski........    2001     120,500        15,000          --              --             42,746
Vice President and              2000     112,000            --          --              --              7,160
Treasurer/Controller            1999     112,038        22,400          --              --              7,626
Peter J. Corrigan...........    2001     133,154         8,000          --              --              4,660
President Prestolite            2000     107,808            --          --              --              3,518
Indiel                          1999      96,215        21,300          --              --              3,462

-------------------------
(a) Amounts in 2001 and 1999 reflect bonuses earned during 2000 and 1998 but paid during 2001 and 1999 respectively. No payments were made during 2000 for amounts earned in 1999. Amounts earned in 2001 have not yet been determined.

(b) Other annual compensation in the form of perquisites and other personal benefits has been omitted where aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the officer for the year.

(c) The company did not make any long-term incentive awards to any of these officers in 2001, 2000, or 1999.

(d) Amounts in 2001, 2000, and 1999 reflect premiums paid for life insurance coverage in excess of $50,000 and contributions by us pursuant to our 401(k) and one other pension plan. Includes for Messrs, Packard, Cornelius and Chelminski in 2001, 2000, and 1999 interest on deferred compensation (Mr. Packard -- $7,500; Mr. Cornelius -- $2,500; Mr. Chelminski -- $3,500) payable pursuant to a Deferred Compensation Agreement between us and each of Messrs. Packard, Cornelius and Chelminski. Amounts in 2001 also include payment of deferred compensation for Mr. Cornelius of $25,000 and for Mr. Chelminski of $35,000.

OPTION GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options during the fiscal year to the Chief Executive Officer and the four other highest compensated executive officers who were serving executive officers at December 31, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table summarizes the exercise of options during the year ended December 31, 2001 and number and value of all unexercised options held by certain executive officers as of December 31, 2001.

                                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                  SHARES                      UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                ACQUIRED ON     VALUE          OPTIONS AT FY-END(#)              AT FY-END($)(A)
                                 EXERCISE      REALIZED    ----------------------------    ----------------------------
            NAME                    (#)          ($)       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
            ----                -----------    --------    -----------    -------------    -----------    -------------
P. Kim Packard..............        --           --          126,300         41,600         1,228,054        682,036
Kenneth C. Cornelius........        --           --           26,940         11,160           323,311        232,458
Peter J. Corrigan...........        --           --           12,160          5,140           138,713        108,558
Michael Lea.................        --           --           20,980          9,320           261,240        195,243
Dennis P. Chelminski........        --           --           13,260          4,740           137,013         99,758

-------------------------
(a) Value is based upon the fair market value of our common stock as of December 31, 2001 determined by our board of directors, minus the exercise price. Fair market value was determined by our board of directors and was based upon our historical and projected financial performance.

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

EMPLOYMENT AGREEMENTS

     We have entered into agreements with each of Messrs. Packard, Cornelius, Lea, Corrigan and Chelminski. The agreements provide that if the employee's employment is terminated for any reason other than by the employee voluntarily except in the event of a substantial diminution in responsibilities, for cause (as defined in the respective employment agreements) or as a result of death or disability, the terminated individual shall receive for a period of one year following the date of termination the then-current salary and benefits that the employee would otherwise have been entitled to receive (except for Mr. Packard who would receive two years salary and benefits).

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

1991 OPTION PLAN

     In 1991, the PEI Holding, Inc. Management Stock Option Plan was adopted. The Management Stock Option Plan is designed to provide an incentive to those designated employees to continue in their employment and to increase their efforts for our success. The designated employees are selected in the sole discretion of the compensation committee of our board of directors. As of December 31, 2001, an aggregate of 350,280 shares of our common stock were reserved for issuance under the Management Stock Option Plan.

     The purchase price of each share of common stock subject to the options is the fair market price of our common stock on the date of the grant as determined by our board of directors. All options granted are subject to the terms of an agreement entered into by the recipient of the options.

     Each agreement entered into requires the recipient of the options to be bound by the terms of any stockholders' agreement entered into between us and certain of our stockholders. Options vest beginning on January 1 of the first calendar year following granting of the option (or on the first anniversary of the date of grant if granted in connection with hiring) and vest at a rate of 20% per year on each subsequent January 1. Options are not transferable by the recipient other than by will or by the laws of descent and distribution and are exercisable during the recipient's lifetime only by the recipient. All options terminate on the tenth anniversary of the date of grant although during 2001 we extended the termination date on certain options as described in Note 15 of the financial statements. Options are exercisable within 90 days after a registration statement pertaining to our common stock has been filed with (and declared effective by) the Securities and Exchange Commission under the Securities Act of 1933, as amended, or when we otherwise determine in our sole discretion.

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

     As of December 31, 2001, options to purchase an aggregate of 326,660 shares of Common Stock at prices from $5.00 to $22.00 were outstanding under the Management Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2002 by each person or entity known by us to own beneficially 5% of more of our common stock, each director and certain of our executives officers and all executive officers and directors as a group. As of March 15, 2002 , there were 1,985,000 shares of our common stock outstanding.

                            NAME                                NUMBER(A)    PERCENT(A)
                            ----                                ---------    ----------
Genstar Capital Corporation(b)..............................    1,920,000       96.7
  40 King Street West
  Toronto, Ontario, Canada M5H 4A2
North Bay Limited(c)........................................      178,580        9.0
P. Kim Packard(d)...........................................      149,600        7.1
  c/o Prestolite Electric Incorporated
  2311 Green Road, Suite B
  Ann Arbor, Michigan 48105
Crown Life Insurance Company(c).............................      142,880        7.2
Paul Capital Partners VI Holdings(c)........................      107,140        5.4
Kenneth C. Cornelius(e).....................................       39,020        1.9
Michael Lea(f)..............................................       32,340        1.6
Dennis P. Chelminski(g).....................................       22,880        1.1
Peter J. Corrigan(h)........................................       21,880        1.1
John Jenkins(i).............................................        4,200          *
Richard D. Paterson(j)......................................       89,300        4.5
Ross J. Turner(j)...........................................       89,300        4.5
John A. West(j).............................................       89,300        4.5
All executive officers and directors as a group (9
  persons)(k)...............................................      355,000       16.3

-------------------------
 *  Less than 1%

(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2002, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(b) On January 22, 2002, the shares of Prestolite Electric Holding, Inc. formerly held by Genstar Capital Corporation were distributed to the 39 shareholders of Genstar Capital Corporation. Those shares were placed into a trust. Under the terms of the trust agreement, all voting power associated with the shares is exercised by Genstar Capital Corporation. Among the shares so distributed were 89,300 distributed to Genstar Investment Corporation.

(c) Voting rights associated with these shares have been ceded to Genstar Capital Corporation via an agreement as of December 31, 2001.

(d) Consists of 17,000 shares of common stock and 132,600 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 35,300 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(e) Consists of 8,000 shares of common stock and 31,020 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 7,080 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(f) Consists of 8,000 shares of common stock owned by Mrs. Rhonda Lea, Mr. Lea's wife, as to which Mr. Lea may be deemed to be beneficial owner, and 24,340 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 5,960 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(g) Consists of 8,000 shares of common stock and 14,880 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 3,120 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(h) Consists of 8,000 shares of common stock and 13,880 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 3,420 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(i) Consists of 4,200 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 3,300 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(j) Consists of 89,300 shares of common stock owned by Genstar Investment Corporation as to which Messrs. Paterson, Turner and West may be deemed to be beneficial owners. Excludes the remaining shares of Common Stock controlled by Genstar Capital Corporation as to which Messrs. Paterson, Turner and West disclaim beneficial ownership. See Item 13. "Certain Relationships and Related Transactions." Genstar Capital Corporation controls 83.8% of our common stock on a fully-diluted basis.

(k) Amount shown includes an aggregate of 138,280 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2002. Does not include an aggregate of 58,180 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Three of our directors, Messrs. Paterson, Turner and West, are executive officers and shareholders of Genstar Investment Corporation. Genstar Investment Corporation manages Genstar Capital Corporation and owns 89,300 of our outstanding shares.

     Our principal operating subsidiary, Prestolite Electric Incorporated, entered into a management agreement with Genstar Investment Corporation terminating on December 31, 2002, under which Genstar Investment Corporation has agreed to provide Prestolite with ongoing management and financial advisory services. Prestolite has agreed to pay Genstar Investment Corporation a fee of $900,000 or .03% of Prestolite's annual sales as compensation for services rendered by Genstar Investment Corporation under the agreement, plus all out-of-pocket costs and expenses. Effective October 1, 2000, this management agreement was revised with the annual management and financial advisory services fee being reduced to $600,000 per annum. Payments are made quarterly. In 1999 and 2000 Prestolite paid management and advisory fees of $900,000, in each case, plus out-of-pocket expenses, to Genstar Investment Corporation. In 2001, Prestolite paid management and advisory fees of $600,000, plus out-of-pocket expenses, to Genstar Investment Corporation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS OF FORM 8-K

     (a) Financial Statements


Consolidated Balance Sheet as of December 31, 2001 and
  2000......................................................    Part II, Item 8
Consolidated Statement of Operations for each of the years
  in the three year period ended December 31, 2001..........    Part II, Item 8
Consolidated Statement of Stockholders' (Deficit) Equity for
  each of the years in the three year period ended December
  31, 2001..................................................    Part II, Item 8
Consolidated Statement of Cash Flows for each of the three
  years in the three year period ended December 31, 2001....    Part II, Item 8
Notes to the Consolidated Financial Statements                  Part II, Item 8
Independent Accountant's Report.............................    Part II, Item 8
Schedule II -- Valuation and Qualifying Accounts............    Part II, Item 8

     Reports on form 8-K.

          None.

     (b) Exhibits.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.1      Amendment No. 1, dated December 31, 2001, to the Credit
           Agreement between Prestolite Electric Incorporated and
           Comerica Bank dated October 31, 2001.
 10.2      Credit Agreement by and between Prestolite Electric
           Incorporated and Comerica Bank, dated October 31, 2001,
           filed with Form 10-Q on November 14, 2001 and incorporated by reference.
 10.3      Argentina Financial Statements and Notes for Balance Sheets
           dated December 31, 2001 and 2000 and Operating Statements
           for the three years ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prestolite Electric Holding, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ann Arbor, State of Michigan on the twenty-eighth day of March, 2002.

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

                 SIGNATURES                                      TITLE                         DATE
                 ----------                                      -----                         ----
             /s/ P. KIM PACKARD                  President, Chief Executive Officer       March 28, 2002
---------------------------------------------      (principal executive officer)
               P. Kim Packard                      Director

           /s/ RICHARD D. PATERSON               Chairman of the Board, Director          March 28, 2002
---------------------------------------------
             Richard D. Paterson

          /s/ KENNETH C. CORNELIUS               Senior Vice President,                   March 28, 2002
---------------------------------------------      Chief Financial Officer
            Kenneth C. Cornelius                   (principal accounting and financial
                                                   officer) and Secretary

             /s/ ROSS J. TURNER                  Director                                 March 28, 2002
---------------------------------------------
               Ross J. Turner

              /s/ JOHN A. WEST                   Director                                 March 28, 2002
---------------------------------------------
                John A. West