Form 10-Q
period 2002-03-30
PRESTOLITE ELECTRIC HOLDING INC
filed 2002-05-13
CIK 1057053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
/  X  /     Quarterly Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the Quarterly Period Ended
            March 30, 2002.

/     /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the Transition Period From
           ____________________ to____________________.


Commission file Number           333-49429-01


                        PRESTOLITE ELECTRIC HOLDING, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              94-3142033
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)


2311 Green Rd., Suite B, Ann Arbor, Michigan                               48105
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                (734) 913 - 6600
                                ----------------
              (Registrant's telephone number, including area code)


2100 Commonwealth Blvd., Ste 300, Ann Arbor, Michigan                      48105
--------------------------------------------------------------------------------
  (Former name, address, and former fiscal year, if changed since last report)

         Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                         Yes ____X_____ No ____________

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of common shares outstanding
                Class:                                  as of May 7, 2002
             Common Stock                                 1,985,000

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I:  Financial Information

         Item 1:   Condensed Consolidated Balance Sheets                                   3
                      at March 30, 2002 (unaudited) and December 31, 2001

                   Condensed Consolidated Statements of Operations                         4
                      Quarters ended March 30, 2002 (unaudited)
                      and March 31, 2001 (unaudited)

                   Condensed Consolidated Statements of Cash Flows                         5
                      Quarters ended March 30, 2002 (unaudited)
                      and March 31, 2001 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                    6


         Item 2:   Management's Discussion and Analysis of Financial                      14
                   Condition and Results of Operations




Part II:           Other Information                                                      18

                   Signatures                                                             19

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)



                                                                               March 30,         December 31,
                                                                                 2002                2001
                                                                             --------------     ---------------
Assets                                                                        (Unaudited)
   Current Assets:
      Cash                                                                    $      1,827        $      2,907
      Accounts receivable, net of allowances                                        27,370              24,900
      Inventories, net                                                              38,227              40,889
      Prepaid and other current assets                                               2,573               4,280
                                                                             --------------     ---------------
                                Total current assets                                69,997              72,976

   Property, plant and equipment, net                                               31,888              33,831
   Investments                                                                         577                 577
   Goodwill                                                                          3,544               3,677
   Other intangibles                                                                 3,692               3,414
   Long-term receivables and pension assets                                          3,478               4,184
   Net assets of discontinued operations                                             2,526               5,714
                                                                             --------------     ---------------
          Total assets                                                        $    115,702        $    124,373
                                                                             ==============     ===============

Liabilities
   Current Liabilities:
      Revolving credit                                                        $      7,908        $      6,834
      Current portion of long-term debt                                                473                 402
      Accounts payable                                                              18,188              18,351
      Accrued liabilities                                                           10,232              14,007
                                                                             --------------     ---------------
                                Total current liabilities                           36,801              39,594

   Long-term debt                                                                  105,441             105,008
   Other non-current liabilities                                                       962               1,754
                                                                             --------------     ---------------
                                Total liabilities                                  143,204             146,356

Minority interest                                                                    3,685               3,367

Stockholders' equity
   Common stock, par value $.01, 5,000,000 shares
      authorized, 1,985,000 shares issued and outstanding
      at March 30, 2002 and December 31, 2001, respectively                              2                   2
   Paid-in capital                                                                  17,269              17,269
   Retained earnings (accumulated deficit)                                          (7,236)             (6,131)
   Notes receivable, employees' stock purchase, 7.74% due 2002                        (395)               (395)
   Foreign currency translation adjustment                                         (16,202)            (11,470)
   Treasury stock, 1,318,000 shares on March 30, 2002 and
      December 31, 2001, respectively                                              (24,625)            (24,625)
                                                                             --------------     ---------------
                                Total stockholders' equity                         (31,187)            (25,350)
                                                                             --------------     ---------------
          Total liabilities and stockholders' equity                          $    115,702        $    124,373
                                                                             ==============     ===============


    The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                             For the quarters ended
                                                                     ---------------------------------------
                                                                         March 30,            March 31,
                                                                           2002                  2001
                                                                        (unaudited)          (unaudited)
                                                                     ------------------    -----------------
Net Sales                                                              $        36,641       $       41,964
Cost of goods sold                                                              28,109               33,759
                                                                     ------------------    -----------------
      Gross profit                                                               8,532                8,205

Selling, general and administrative                                              5,555                5,488
Severance charges                                                                   91                  341
                                                                     ------------------    -----------------
      Operating income                                                           2,886                2,376

Interest expense                                                                 2,871                3,096
Foreign exchange losses                                                            576                   25
Minority interest                                                                  318                    -
Other expense (income)                                                              67                  133
                                                                     ------------------    -----------------
     Income (loss)
     before income taxes                                                          (946)                (878)

Provision for (benefit from) income taxes                                          159                  (21)
                                                                     ------------------    -----------------
     Net income (loss)                                                          (1,105)                (857)
                                                                     ==================    =================
     Other comprehensive income (expense):
        Foreign currency translation adjustment                        $        (4,732)      $       (1,502)
                                                                     ------------------    -----------------
     Comprehensive income (loss)                                       $        (5,837)      $       (2,359)
                                                                     ==================    =================

Basic and diluted earnings per common share
   Net income (loss)                                                   $         (0.56)      $        (0.43)
                                                                     ==================    =================
Basic and dilutive shares outstanding                                        1,985,000            1,985,000



    The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                           For the quarters ended
                                                                                     ------------------------------------
                                                                                       March 30,             March 31,
                                                                                         2002                  2001
                                                                                      (unaudited)           (unaudited)
                                                                                     --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                     $     (1,105)         $       (857)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Minority interest                                                                         318                     -
     Depreciation                                                                            1,553                 1,877
     Amortization                                                                              195                   315
     Loss (gain) on sale of property, plant, and equipment                                       3                    (2)
     Deferred gain on sale and leaseback                                                       (48)                 (105)
     Changes in working capital items                                                       (4,701)               (7,943)
                                                                                     --------------        --------------
           Net cash provided by (used in) continuing operating activities                   (3,785)               (6,715)
           Net cash provided by (used in) discontinued operations                            3,188                (1,119)
                                                                                     --------------        --------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (597)               (7,834)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                          (721)               (1,448)
Proceeds from disposal of fixed assets                                                           -                     7
Acquisition of MOSAL                                                                          (179)                    -
                                                                                     --------------        --------------
           NET CASH USED IN INVESTING ACTIVITIES                                              (900)               (1,441)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving line of credit                                                     1,122                 1,502
Payments on long-term debt                                                                    (314)                 (256)
Proceeds from borrowings                                                                         -                 2,016
Borrowings (payments) on capital leases                                                       (116)                 (236)
Other financing costs, net                                                                      (5)                  (18)
                                                                                     --------------        --------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                           687                 3,008

Effect of exchange rate changes on cash                                                       (270)                  (41)
                                                                                     --------------        --------------
Net increase (decrease) in cash                                                             (1,080)               (6,308)
Cash - beginning of period                                                                   2,907                10,181
                                                                                     --------------        --------------
CASH - END OF PERIOD                                                                  $      1,827          $      3,873
                                                                                     ==============        ==============


    The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL INFORMATION

Prestolite Electric Holding, Inc. conducts all of its operations through its wholly-owned principal subsidiary, Prestolite Electric Incorporated. There are no material differences between the financial statements of Prestolite Electric Holding, Inc. and Prestolite Electric Incorporated (collectively, "Prestolite," "us," "we" or the "Company").

These unaudited consolidated financial statements have been prepared by us in accordance with Rule 10-01 of Regulation S-X and have been prepared on a basis consistent with our audited financial statements for the year ended December 31, 2001. These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim period presented.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three-month period ended March 30, 2002 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

On January 22, 2002, the shares of Prestolite Electric Holding, Inc. formerly held by Genstar Capital Corporation, the parent company, were distributed to the 39 shareholders of Genstar Capital Corporation. The voting power associated with the shares is exercised by Genstar Capital Corporation.

NOTE 2:  ARGENTINA

Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). On March 30, 2002 the peso traded at a value of $0.3396 (2.94 pesos per dollar). As the result of using the $0.3396 rate, we recorded a first quarter 2002 foreign exchange loss of $585,000 and a charge to other comprehensive income of $4.4 million representing the cumulative translation adjustment.

      As discussed in Note 6, our practice in Argentina has been to borrow funds by discounting post-dated checks received from our customers. Because Argentine banks

               PRESTOLITE ELECTRIC HOLDING, INC AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


stopped lending during the second half of 2001, we provided financial support to our Argentine subsidiary from North America, increasing the amount lent to that subsidiary by $5.3 million during the year. During 2001 our Argentine subsidiary reduced the non-debt discounted checks outstanding by $3.5 million and bank debt outstanding by $1.2 million. During the first quarter of 2002, we provided an additional $1.8 million of support to the Argentine subsidiary, including $0.2 million associated with the MOSAL transaction discussed in Note7; our Argentine subsidiary reduced their discounted checks outstanding and bank debt to zero.

NOTE 3: DISCONTINUED OPERATIONS

On August 4, 2000, we sold our direct current electric motor business, our battery charger business, and our switch business to Ametek, Inc. The $62.0 million contractual price of this asset sale was adjusted for changes in net operating assets from a target amount and for the sales to a key customer during the second quarter of 2001. The adjusted sale price was approximately $57.4 million, including $3.8 million and $0.5 million in escrow at December 31, 2001 and March 30, 2002, respectively.

Net assets related to discontinued operations at March 30, 2002 and December 31, 2001 are presented below (in thousands):


                                                                         As of            As of
                                                                       March 30,      December 31,
                                                                         2001             2000
                                                                    ---------------  ---------------
                                                                     (Unaudited)

   Decatur facility held for sale                                          $ 3,254          $ 3,254
   Escrow and receivable                                                       524            3,802
   Accrued transaction costs and estimated sale price reductions            (1,252)          (1,342)
                                                                    ---------------  ---------------
         Total                                                             $ 2,526          $ 5,714
                                                                    ===============  ===============


In conjunction with the 1997 sale of its welding equipment business to Thermadyne, Prestolite guaranteed annual lease payments of $447,000 for a facility through October 31, 2006. In April 2002, Thermadyne Holdings Corporation, which is operating under Chapter 11, notified Prestolite that Thermadyne is unwilling to honor their Prestolite-guaranteed lease commitment, although they may be willing to occupy a portion of the space at a reduced rate. Discussions are in process, but no estimate of the cost to Prestolite is currently available. Accordingly, Prestolite has recorded no charge related to this lease guarantee.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001 the Financial Accounting Standards Board issued Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 supercedes APB No. 17 and eliminated the then current requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2002. Accordingly, we have adopted SFAS No. 142 and will no longer amortize goodwill. Goodwill will instead be assessed for impairment at least annually. We have included in "Note 8: Segment Reporting" the goodwill by reportable segment. Changes in goodwill for the quarter ended March 30, 2002 follows (in thousands):


        Goodwill, December 31, 2001                  $         3,677

        Change in foreign exchange                              (133)
                                                     -----------------
        Goodwill, March 30, 2002                     $         3,544
                                                     =================


SFAS 142 does not provide for restatement of our results of operations for periods ending prior to January 2002. Our results of operations for the quarter ended March 31, 2001 included goodwill amortization expense of $181,000 which affected the net loss by $118,000. Excluding the effect of goodwill amortization, our reported net loss for the first quarter of 2001 would have been reduced from $857,000 to $739,000 and our net loss per common share would have been reduced from $0.43 to $0.37 per common share.

The following table summarizes the amortizable intangibles and changes for the quarter ended March 30, 2002 (in thousands):



                        North            South
                       America          America           Asia          Total
                     -------------   --------------   -------------  -------------
Balance at
December 31, 2001     $     2,678     $         84      $      652    $     3,414

Year to date
  amortizations              (116)             (13)             (9)          (138)
Additions                                      406              10            416
                     -------------   --------------   -------------  -------------

Balance at
March 30, 2002        $     2,562     $        477      $      653    $     3,692
                     =============   ==============   =============  =============

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

NOTE 5: INVENTORIES

Inventories are summarized as follows (in thousands):


                                                          As of                  As of
                                                        March 30,             December 31,
                                                          2002                    2001
                                                      --------------         ---------------
                                                        (Unaudited)
              FIFO Cost:
                    Raw Material                        $    16,924           $      17,509
                    Work in Progress                          3,013                   3,695
                    Finished Goods                           21,071                  22,372
                                                      --------------         ---------------
                    Total FIFO cost                     $    41,008           $      43,576
              Adjustment to LIFO cost                           750                     801
              Reserves                                       (3,531)                 (3,488)
                                                      --------------         ---------------
                                                        $    38,227           $      40,889
                                                      ==============         ===============



NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):



                                                        As of                    As of
                                                      March 30,               December 31,
                                                         2002                     2001
                                                    ---------------          ---------------
                                                      (Unaudited)

        Land & Buildings                              $     15,989             $     17,463
        Machinery & Equipment                               47,121                   47,482
        Construction in Progress                             2,102                    1,957
                                                    ---------------          ---------------
                    Total, at Cost                          65,212                   66,902
        Accumulated Depreciation                           (33,324)                 (33,071)
                                                    ---------------          ---------------
        Net                                           $     31,888             $     33,831
                                                    ===============          ===============

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


NOTE 7: DEBT

Debt consists of the following (in thousands):


                                                            As of                      As of
                                                          March 31,                 December 31,
                                                             2002                       2001
                                                        ---------------            ---------------
                                                          (Unaudited)
       North America
            Senior unsecured notes, 9.625%               $     100,108              $     100,108
            Revolving credit                                     3,038                        789
                                                        ---------------            ---------------
                  Total                                        103,146                    100,897

       United Kingdom
            Overdraft facility                                   2,569                      3,739
            Term loans                                           4,924                      5,401
       South Africa                                                834                        747
       Argentina                                                     -                        125
                                                        ---------------            ---------------
                  Total                                          8,327                     10,012

       Total term, revolving credit and
            senior debt                                        111,473                    110,909
       Capital lease obligations                                 1,042                      1,212
       Other                                                     1,307                        123
                                                        ---------------            ---------------
       Consolidated total                                      113,822                    112,244
            Less current maturities                              8,381                      7,236
                                                        ---------------            ---------------
       Consolidated long term debt                       $     105,441              $     105,008
                                                        ===============            ===============

       Cash                                                      1,827                      2,907
                                                        ---------------            ---------------
       Total debt net of cash                            $     111,995              $     109,337
                                                        ===============            ===============



Our U.S. bank borrowing arrangements consist of a total of $13.5 million in revolving credit and letter of credit facilities. Interest is payable on amounts borrowed under the revolving credit facility at the bank's prime rate plus up to another 0.75% depending upon amounts borrowed and upon our Funded Debt Ratio. We are currently paying interest at 5.0% at March 30, 2002. This rate will increase to prime plus 0.75% on May 1, 2002. The letter of credit fee is 2% of amounts drawn. Both U.S. facilities are collateralized by eligible accounts receivable and inventory. On March 30, 2002 letters of credit totaling $1.0 million were outstanding.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


Our U.K. agreement consists of a (pound)2.0 million fixed rate term loan, a (pound)2.0 million floating rate term loan, a (pound)1.4 million floating rate term loan and a (pound)2.8 million overdraft facility. Interest on the fixed rate loan is 8.144% while interest on the floating-rate term loans and the overdraft facilities are at 1.375% above the bank's base rate (4.0% at March 30, 2002). The term loans are repayable in sixty monthly payments through January 2004 (fixed rate), November 2003 and January 2005. The U.K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom.

In Argentina we had arrangements with several banks that allowed us to borrow by discounting post-dated checks given to us by our customers. Depending on the details of the arrangement with each bank, the resulting borrowing was recorded as debt or as the sale of the underlying receivable. At March 30, 2002 and December 31, 2001 we had, in addition to the debt shown in the table above, zero and $263,000 of discounted checks which we recorded as the sale of a receivable. Our Argentine subsidiary reduced the non-debt discounted checks by $263,000 and bank debt by $125,000 in the first quarter of 2002, and had no bank debt outstanding at March 30, 2002. In March 2002 our Argentine subsidiary acquired an Argentine corporation ("MOSAL") with certain tax benefits for 4.0 million Argentine pesos, 500,000 pesos in cash and 3.5 million pesos due over the next three years. The 3.5 million pesos is shown as $1.3 million of other debt.

In South Africa we borrow from a bank on an unsecured basis at the bank's prime lending rate.

We classified $8.4 million of debt as current at March 30, 2002. This consisted of principal payments of $1.5 million due in the United Kingdom, principal payments of $0.3 million due on lease rental obligations, $0.2 million due for the MOSAL obligations, and $6.4 million of United States, United Kingdom and South African revolving debt which we expect (but are not obligated) to pay down over the following twelve months.

At March 30, 2002, we had a cash balance of $1.8 million and could have borrowed an additional $10.5 million in the U.S. and $1.4 million in the U.K.

The senior notes and bank arrangements mentioned above contain various covenants including maintenance of certain financial ratios and limits on (a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements of common stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. Our U.S. bank covenants require us to maintain a Funded Debt Ratio of not more than 7:1 and a Fixed Charge Coverage Ratio of not less that 1:1,

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


as those terms are defined in our bank agreements. The foreign facilities contain covenants that pertain to the foreign operations.

NOTE 8:  SEGMENT REPORTING

Prestolite operates in five principal geographic regions; each location's revenue and operating performance is managed and reported separately. We evaluate operating performance based on earnings before interest expense, taxes, depreciation, amortization and certain other charges (EBITDA). Corporate overhead and certain other charges are not allocated to the business/geographic units. Sales from Africa and South America consist largely of products for the automotive market while sales of products from North America and Europe consist largely of products for non-automotive applications. In order to increase our sales into China, in 2001 we began operation of a joint venture in China, Prestolite Electric Beijing, Ltd., selling products for both automotive and heavy duty vehicle applications. Sales between geographic segments and between operating segments are priced at cost plus a standard markup.

Sales, assets and operating results are summarized by geographic location as follows (in thousands):


                                   North                        South
                                  America       Europe         America        Africa           Asia      Other       Total
                                -----------    ----------    ------------    ---------        -------   -------   -----------
Sales to external customers,
   based on point of shipment
For quarter ended:
     March 30, 2002 *               $ 22,210      $  8,538        $ 2,045      $ 1,071         $ 2,777    $     -     $ 36,641
     March 31, 2001 *               $ 19,845      $ 11,125        $ 8,708      $ 2,286         $     -    $     -       41,964


Long-lived assets as of:
     March 30, 2002 *               $ 12,075      $ 14,062        $ 2,315      $ 1,076         $ 2,360    $     -     $ 31,888
     December 31, 2001              $ 12,413      $ 14,673        $ 3,354      $ 1,084         $ 2,307    $     -     $ 33,831


Goodwill as of:
     March 30, 2002 *               $  1,061      $  2,483        $     -      $     -         $     -    $     -     $  3,544
     December 31, 2001              $  1,061      $  2,616        $     -      $     -         $     -    $     -     $  3,677


Sales to external customers,
   based on location of
   customers
For quarter ended:
     March 30, 2002*                $ 23,470      $  7,849        $ 2,022      $ 1,074         $ 1,702    $   524     $ 36,641
     March 31, 2001 *               $ 18,301      $ 10,350        $ 8,731      $ 2,296         $ 1,938    $   348     $ 41,964


                                                                                                        Unallocated
     EBITDA                                                                                                Costs
For quarter ended:
     March 30, 2002*                $  3,612      $  1,166        $   543      $    74         $   642    $(1,379)    $  4,658
     March 31, 2001 *               $  3,162      $  1,672        $   669      $   106         $     -    $  (833)    $  4,776

     *  Unaudited

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

A reconciliation of unaudited EBITDA to income (loss) from continuing operations before income taxes follows (in thousands):


                                                                          For the quarter ended
                                                                      March 30,             March 31,
                                                                        2002                  2001
                                                                   ----------------       --------------
EBITDA                                                               $       4,658         $      4,776
Depreciation and amortization                                                1,748                2,192
Severance                                                                       91                  341
Exchange loss                                                                  576                   25
Interest expense                                                             2,871                3,096
Minority interest                                                              318                    -
                                                                   ----------------       --------------
Income (loss) from continuing operations before income taxes         $        (946)        $       (878)
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

      We operate in five principal geographic regions. Sales from Africa and South America consist largely of products for the automotive market while sales of products from North America and Europe consist largely of products for non-automotive applications. While each region primarily sells in its own area, no location sells exclusively into its geographic region. In order to increase our sales into China, in 2001 we began operation of a joint venture in China, Prestolite Electric Beijing, Ltd., selling products for both automotive and heavy duty vehicle applications.

      Our North American and European facilities produce alternators, starter motors, inline pumps, and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. These facilities are located in Arcade, NY; Florence, KY; Garfield, NJ; Acton, England; and Leyland, England.

      The African and South American facilities manufacture automotive components, primarily alternators and starter motors. These facilities are located in Johannesburg, South Africa; and in Buenos Aires, San Lorenzo, and San Luis, Argentina. The Argentina operation also manufactures distributors. In both South Africa and Argentina a significant portion of our sales are to the automotive aftermarket, and a portion of those aftermarket sales are products purchased for resale.

      Prestolite Electric Beijing, Ltd. manufactures automotive products in China and generally relies on our U.S. and U.K. facilities for heavy duty products.


RESULTS OF OPERATIONS
Quarter Ended March 30, 2002 Compared to Quarter Ended March 31, 2001

Sales for the quarter ended March 30, 2002 were $36.6 million, a decrease of $5.4 million, or 12.7%, from $42.0 million in the first quarter of 2001. The sales decline is mostly attributable to the South American sales of $2.0 million in the first quarter of 2002, a decrease of $6.7 million, or 76.5%, from sales in the first quarter of 2001 of $8.7 million. The devaluation of the peso reduced sales by $2.3 million from the first quarter of 2001. Other contributions to the decline in sales included European sales of $8.5 million, a decrease of $2.6 million or 23.2% from the first quarter 2001 sales of $11.1 million, and African sales of $1.1 million, a decrease of $1.2 million or 53.2% from the first quarter 2001 sales of $2.3 million. These sales decreases were partially offset by North American sales of $22.2 million, an increase of $2.4 million, or 11.9%, from sales of $19.8 million in the first quarter 2001. The declines were also partially offset by the sales from China of $2.8 million; our China joint venture began operations on April 1, 2001.

Gross profit was $8.5 million in the first quarter of 2002, or 23.3% of sales. This compares to gross profit of $8.2 million, or 19.6% of sales, in the first quarter of 2001. Control of product costs and a shift toward higher margin products produced the improvement in gross profit.

Selling, general, and administrative expense was $5.6 million, or 15.2% of sales for the first quarter of 2002, an increase of $0.1 million, or 1.2%, from $5.5 million, or 13.1% of sales, in the first quarter of 2001. The dollar increase in selling, general, and administrative expense is largely attributable to the new China joint venture operations, partially offset by cost savings and no goodwill amortization.

Operating income in the first quarter of 2002 was $2.9 million, or 7.9% of sales, an increase of $0.5 million, or 21.5%, from the $2.4 million, or 5.7% of sales, in the first quarter of 2001. This was due to the factors discussed above.

Other expense was $67,000 in the first quarter of 2002 compared to other expense of $133,000 in the first quarter of 2001. This consists primarily of interest income, miscellaneous income, royalty expense, and trademark expense.

Interest expense was $2.9 million in the first quarter of 2002, a decrease of $0.2 million compared to $3.1 million in the first quarter of 2001. This decrease is due to the reductions in Argentina debt and offset by increased debt in the United States.

The provision for income taxes was $159,000, 16.8% of the loss before taxes, for the first quarter of 2002 as compared to the $21,000 benefit from income taxes for the first quarter of 2001, 2.4% of loss before taxes. The change in the tax rate is due to losses for which no tax benefit was recorded.

In April 2002, Thermadyne Holdings Corporation, which is operating under Chapter 11, notified Prestolite that Thermadyne is unwilling to honor their Prestolite-guaranteed lease commitment, although they may be willing to occupy a portion of the space at a reduced rate. In conjunction with the 1997 sale of its welding equipment business to Thermadyne, Prestolite guaranteed annual lease payments of $447,000 at the facility in question through October 31, 2006. Discussions are in process, but no estimate of the cost to Prestolite is currently available. Accordingly, Prestolite recorded no charge related to this lease guarantee.


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities in the first quarter of 2002 was $3.8 million. Capital spending (not including the MOSAL transaction) for the first quarter of 2002 was $0.7 million, a decrease of $0.7 million from the first quarter of 2001. Of the $0.7 million, $0.3 million was spent in the United States and $0.4 million outside the United States. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products.

Debt, net of cash, increased from $109.3 million at December 31, 2001 to $112.0 million at March 30, 2002, an increase of $2.7 million. Factors contributing to this increase were the $1.1 million net loss, $0.7 million of capital spending, a $2.9 million increase in accounts receivable, and a $4.0 million decrease in accrued liabilities. The decrease in accrued liabilities was mostly due to a $2.3 million decrease in accrued liabilities in North America for interest paid in February on the Senior notes and a $1.2 million decrease in accrued liabilities in South America. These decreases were supplemented by small decreases in accrued liabilities in both Europe and China. We received funds from an escrow deposit of $3.3 million in February 2002, which partially offsets the factors contributing to the debt increase.

We had a cash balance of $1.8 million and revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $10.5 million and $1.4 million were available based on the March 30, 2002 levels of eligible receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. In Argentina we had arrangements with several banks that allow us to borrow by discounting post-dated checks we have received from our customers. During 2001 and the first quarter of 2002, our Argentine subsidiary reduced their bank debt by $1.3 million and their non-debt discounted checks by $4.0 million. We do not anticipate borrowing in Argentina in the near term as we expect operating cash flows to provide short term liquidity needs. In South Africa we borrow from a bank on an unsecured basis at the bank's prime lending rate; however, no additional borrowings were available under the South African credit agreement on March 30, 2002.

We expect our liquidity needs to consist primarily of working capital needs, scheduled payments under certain contractual obligations, and scheduled payments of principal and interest on our indebtedness. We expect our short-term liquidity needs to be provided by operating cash flows and borrowings under our revolving credit facilities. We expect to fund our long-term liquidity needs from our operating cash flows, the issuance of debt and/or equity securities, and bank borrowings.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 replaces APB No. 16 and eliminates the pooling-of-interests method for any business combinations after June 30, 2001. SFAS 142 superceded APB No. 17 and eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2002.

Accordingly, we have adopted SFAS 142 and goodwill will be assessed for impairment at least annually.

In June and August of 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144") which are effective January 1, 2003 and January 1, 2002, respectively, for the Company. SFAS 143 requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value. Under SFAS 144, a single accounting method was established for long-lived assets to be disposed of. SFAS 144 requires the Company to recognize an impairment loss only if the carrying amount is less than the fair value of the asset less costs to sell. The
Company has adopted the provisions of SFAS 144 effective January 1, 2002. SFAS 144 did not have a material impact on the financial results of the company.


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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Reports on Form 8-K
         We have not filed any reports on Form 8-K during the quarterly period ended March 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 9, 2002                              By:  /s/  Kenneth C. Cornelius
                                                     -------------------------
                                                Kenneth C. Cornelius
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (principal financial and
                                                accounting officer)