Form 10-Q
period 2002-06-29
PRESTOLITE ELECTRIC HOLDING INC
filed 2002-08-13
CIK 1057053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
 / X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 29, 2002.


 /   /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Transition Period From
                           to                 .
          ----------------    ----------------

Commission file Number              333-49429-01

                        PRESTOLITE ELECTRIC HOLDING, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                 94-3142033
       -------------------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)               Identification Number)

          2311 Green Road, Ste. B., Ann Arbor, Michigan           48105
          -------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

                                (734) 913 - 6600
                                -----------------
              (Registrant's telephone number, including area code)

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

                   Yes    X      No
                       ------       ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                       Number of common shares outstanding
                Class:                 as of August 9, 2002
             Common Stock                      1,985,000

                                    FORM 10-Q

                               TABLE OF CONTENTS

Part I:  Financial Information

         Item 1:   Condensed Consolidated Balance Sheets                                                  3
                      at June 29, 2002 (unaudited) and December 31, 2001

                   Condensed Consolidated Statements of Operations                                        4
                      three and six months ended June 29, 2002 (unaudited)
                      and June 30, 2001 (unaudited)

                   Condensed Consolidated Statements of Cash Flows                                        5
                      six months ended June 29, 2002 (unaudited)
                      and June 30, 2001 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                                   6


         Item 2:   Management's Discussion and Analysis of Financial                                     14
                   Condition and Results of Operations


Part II:           Other Information                                                                     19

                   Signatures                                                                            20

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                        June 29,         December 31,
                                                                          2002               2001
                                                                       ---------         ------------
Assets                                                                (Unaudited)
   Current Assets:
      Cash                                                             $   2,093          $   2,907
      Accounts receivable, net of allowances                              28,100             24,900
      Inventories, net                                                    38,914             40,889
      Prepaid and other current assets                                     3,187              4,280
                                                                       ---------          ---------
                                Total current assets                      72,294             72,976

   Property, plant and equipment, net                                     32,229             33,831
   Investments                                                               577                577
   Goodwill                                                                3,863              3,677
   Other intangibles                                                       3,681              3,414
   Long-term receivables and pension assets                                2,961              4,184
   Net assets of discontinued operations                                   2,389              5,714
                                                                       ---------          ---------
          Total assets                                                 $ 117,994          $ 124,373
                                                                       =========          =========

Liabilities
   Current Liabilities:
      Revolving credit                                                 $   7,903          $   6,834
      Current portion of long-term debt                                      383                402
      Accounts payable                                                    17,001             18,351
      Accrued liabilities                                                 13,137             14,007
                                                                       ---------          ---------
                                Total current liabilities                 38,424             39,594

   Long-term debt                                                        105,008            105,008
   Other non-current liabilities                                             782              1,754
   Deferred tax liabilities                                                   20
                                                                       ---------          ---------
                                Total liabilities                        144,234            146,356

Minority interest                                                          4,255              3,367

Stockholders' equity (deficit)
   Common stock, par value $.01, 5,000,000 shares
      authorized, 1,985,000 shares issued and outstanding
      at June 29, 2002 and December 31, 2001                                   2                  2
   Paid-in capital                                                        17,269             17,269
   Retained earnings                                                      (7,048)            (6,131)
   Notes receivable, employees' stock purchase, 7.74% due 2002              (395)              (395)
   Foreign currency translation adjustment                               (15,698)           (11,470)
   Treasury stock, 1,318,000 shares on June 29, 2002 and
      December 31, 2001                                                  (24,625)           (24,625)
                                                                       ---------          ---------
                                Total stockholders' equity (deficit)     (30,495)           (25,350)

                                                                       ---------          ---------
                Total liabilities and stockholders' equity (deficit)   $ 117,994          $ 124,373
                                                                       =========          =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                 For the three months ended             For the six months ended
                                                               ------------------------------        ------------------------------

                                                                 June 29,           June 30            June 29,           June 30
                                                                   2002               2001               2002               2001
                                                               -----------        -----------        -----------        -----------
Net Sales                                                      $    40,742        $    42,218        $    77,383        $    84,182
Cost of goods sold                                                  30,608             33,882             58,717             67,641

                                                               -----------        -----------        -----------        -----------
      Gross profit                                                  10,134              8,336             18,666             16,541

Selling, general and administrative                                  5,541              5,089             11,096             10,577
Severance charges                                                       89                769                180              1,110

                                                               -----------        -----------        -----------        -----------
      Operating income                                               4,504              2,478              7,390              4,854

Interest expense                                                     2,745              3,247              5,616              6,343
Foreign exchange losses                                                387                  7                963                 32
Lease guarantee charge                                                 400                 --                400                 --
Minority interest expense                                              582                 --                900                 --
Other expense (income)                                                (105)               (98)               (38)                35
                                                               -----------        -----------        -----------        -----------

     Income (loss) before income taxes                                 495               (678)              (451)            (1,556)

Provision (benefit) from income taxes                                  307                (72)               466                (93)

                                                               -----------        -----------        -----------        -----------
     Income (loss) from operations                                     188               (606)              (917)            (1,463)
Extraordinary item -
           Gain on senior note repurchase, net of taxes                 --                391                 --                391
                                                               -----------        -----------        -----------        -----------
      Net income (loss)                                        $       188        $      (215)       $      (917)       $    (1,072)

     Other comprehensive income (expense):
        Foreign currency translation adjustment                $       504        $         7        $    (4,228)       $    (1,496)

                                                               -----------        -----------        -----------        -----------
     Comprehensive income (loss)                               $       692        $      (208)       $    (5,145)       $    (2,568)
                                                               ===========        ===========        ===========        ===========

Basic and diluted earnings per common share
   Income (loss) from operations                               $      0.09        $     (0.31)       $     (0.46)       $     (0.74)
   Extraordinary item - Gain on
     senior note repurchase                                    $        --        $      0.20        $        --        $      0.20
                                                               -----------        -----------        -----------        -----------
   Net income (loss)                                           $      0.09        $     (0.11)       $     (0.46)       $     (0.54)
                                                               ===========        ===========        ===========        ===========

Basic and diluted weighted
   average shares outstanding                                    1,985,000          1,985,000          1,985,000          1,985,000


          The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  For the six months ended
                                                                                                ---------------------------
                                                                                                June 29,           June 30,
                                                                                                  2002               2001
                                                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                               $   (917)          $ (1,072)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Depreciation                                                                                  2,965              3,527
     Amortization                                                                                    339                625
     Minority interest income                                                                        900                 --
     Gain on senior note purchase                                                                     --               (660)
     Loss (gain) on sale of property, plant, and equipment                                             3                (24)
     Deferred gain on sale and leaseback                                                             (96)              (210)
     Deferred taxes                                                                                   20               (484)
     Changes in working capital items                                                             (4,575)            (5,164)
                                                                                                --------           --------
           Net cash provided by (used in) continuing operating activities                         (1,361)            (3,462)
           Net cash provided by (used in) discontinued operations                                  2,925             (2,243)
                                                                                                --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     1,564             (5,705)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                              (1,971)            (2,415)
Proceeds from disposal of fixed assets                                                                --                 35
Acquisition of Mosal                                                                                (179)                --
                                                                                                --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                                                  (2,150)            (2,380)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving line of credit                                                             158              2,726
Payments on long-term debt                                                                          (738)              (602)
Proceeds from borrowings                                                                             362                683
Senior note repurchase                                                                                --             (1,065)
Purchase of treasury stock, options and warrants, employee stock receivable                           --                 51
Borrowings (payments) on capital leases                                                             (190)              (236)
Other financing costs, net                                                                            (6)               (18)
                                                                                                --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                                (414)             1,539

Effect of exchange rate changes on cash                                                              186                106

                                                                                                --------           --------
Net increase (decrease) in cash                                                                     (814)            (6,440)
Cash - beginning of period                                                                         2,907             10,181

                                                                                                --------           --------
CASH - END OF PERIOD                                                                            $  2,093           $  3,741
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

These unaudited consolidated financial statements have been prepared by us in accordance with Rule 10-01 of Regulation S-X and have been prepared on a basis consistent with our audited financial statements for the year ended December 31, 2001. These statements reflect all adjustments, including items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim period presented.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three- and six-month periods ended June 29, 2002 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

On January 22, 2002, the shares of Prestolite Electric Holding, Inc. formerly held by Genstar Capital Corporation, the parent company, were distributed to the 39 shareholders of Genstar Capital Corporation. The voting power associated with the shares is exercised by Genstar Capital Corporation.

NOTE 2: ARGENTINA

Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). The peso traded at $0.3396 (2.94 pesos per dollar) on March 30, 2002 and as a result of using this rate, we recorded a first quarter 2002 foreign exchange loss of $585,000 and a charge to other comprehensive income of $4.4 million representing the cumulative translation adjustment. The peso traded at $0.2597 ($3.85 pesos per dollar) on June 30, 2002. As a result, we recorded a second quarter 2002 foreign exchange loss of $198,000 and an additional charge of $1.5 million to other comprehensive income.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

         As discussed in Note 6, our practice in Argentina has been to borrow funds by discounting post-dated checks received from our customers. Because Argentine banks stopped lending during the second half of 2001, we provided financial support to our Argentine subsidiary from North America, increasing the amount lent to that subsidiary by $5.3 million during the year. During 2001 our Argentine subsidiary reduced the non-debt discounted checks outstanding by $3.5 million and bank debt outstanding by $1.2 million. During the first quarter of 2002, we provided an additional $1.8 million of support to the Argentine subsidiary, including $0.2 million associated with the MOSAL transaction discussed in Note 7; our Argentine subsidiary reduced their discounted checks outstanding and bank debt to zero. During the second quarter we provided $0.3 million of additional support.

NOTE 3: DISCONTINUED OPERATIONS

On August 4, 2000, we sold our direct current electric motor business, our battery charger business, and our switch business to Ametek, Inc. The $62.0 million contractual price of this asset sale was adjusted for changes in net operating assets from a target amount and for the sales to a key customer during the second quarter of 2001. The adjusted sale price was approximately $57.4 million, including $3.8 million and $0.5 million in escrow at December 31, 2001 and June 29, 2002, respectively.

Net assets related to discontinued operations at June 29, 2002 and December 31, 2001 are presented below (in thousands):

                                                                              As of           As of
                                                                            June 29,       December 31,
                                                                              2002            2001
                                                                         ------------     ------------
                                                                          (Unaudited)

Decatur facility held for sale                                                $ 3,254          $ 3,254
Escrow and receivable                                                             524            3,802
Accrued transaction costs and estimated sale price reductions                    (989)          (1,342)
Lease guarantee provision - Thermadyne                                           (400)               -
                                                                         ------------     ------------
      Total                                                                   $ 2,389          $ 5,714
                                                                         ============     ============

In conjunction with the 1997 sale of our welding equipment business to Thermadyne, Prestolite guaranteed annual lease payments of $447,000 for a facility through October 31, 2006. In April 2002, Thermadyne Holdings Corporation, which is operating under Chapter 11, notified Prestolite that Thermadyne was unwilling to honor their Prestolite-guaranteed lease commitment, but were willing to occupy a portion of the space at a reduced rate. In July 2002 we reached a tentative agreement with Thermadyne whereby they will continue to lease a portion of the space in question at a reduced rate. We expect to find another tenant for the balance of the space. We recorded a charge of $0.4 million in the second quarter reflecting the estimated cost of this agreement

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001 the Financial Accounting Standards Board issued Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 supercedes APB No. 17 and eliminated the then current requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2002. Accordingly, we have adopted SFAS No. 142 and will no longer amortize goodwill. Goodwill will instead be assessed for impairment at least annually. Under FAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002. We have completed this test and no impairment was required. Changes in goodwill for the quarter ended June 29, 2002 follow (in thousands):

           Goodwill, December 31, 2001                  $ 3,677

           Impact of changes in foreign currency            186

                                                       ---------
           Goodwill, June 29, 2002                      $ 3,863
                                                       =========

SFAS 142 does not provide for restatement of our results of operations for periods ending prior to January 2002. Our results of operations for the quarter and six months ended June 30, 2001 included goodwill amortization expense of $176,000 and $357,000, respectively, which affected the net loss by $117,000 and $238,000, respectively. Excluding the effect of goodwill amortization, our reported net loss for the second quarter of 2001 would have been reduced from $215,000 to $98,000 and our net loss for the first six months would have been reduced from $1,072,000 to $834,000. Our net loss per common share would have been reduced from $0.11 to $0.05 per common share for the second quarter and from $0.54 to $0.42 per common share for the first six months.

The following table summarizes the amortizable intangibles and changes for the six months ended June 29, 2002 (in thousands):

                                     North       South
                                    America     America      Asia        Total
                                    -------     -------     -------     -------
     Balance at
     December 31, 2001              $ 2,678     $    84     $   652     $ 3,414

     Year to date
       amortization expense            (230)        (57)        (52)    $  (339)
     Additions                                      406          67         473
     Change in foreign exchange                     133                     133

                                    -------     -------     -------     -------
     Balance at
     June 29, 2002                  $ 2,448     $   566     $   667     $ 3,681
                                    =======     =======     =======     =======

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5: INVENTORIES

Inventories are summarized as follows (in thousands):

                                                   As of           As of
                                                  June 29,      December 31,
                                                    2002            2001
                                                  --------        --------
                                                (Unaudited)
     FIFO Cost:
           Raw Material                           $ 17,924        $ 17,509
           Work in Progress                          3,361           3,695
           Finished Goods                           20,688          22,372
                                                  --------        --------
           Total FIFO cost                        $ 41,973        $ 43,576
     Adjustment to LIFO cost                           684             801
     Reserves                                       (3,743)         (3,488)
                                                  --------        --------
                                                  $ 38,914        $ 40,889
                                                  ========        ========

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                    As of           As of
                                                  June 29,      December 31,
                                                    2002            2001
                                                  --------        --------
                                                (Unaudited)

     Land & Buildings                             $ 15,901        $ 17,463
     Machinery & Equipment                          48,283          47,482
     Construction in Progress                        2,717           1,957
                                                  --------        --------
                 Total, at Cost                     66,901          66,902
     Accumulated Depreciation                      (34,672)        (33,071)
                                                  --------        --------
     Net                                          $ 32,229        $ 33,831
                                                  ========        ========

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7: DEBT

Debt consists of the following (in thousands):

                                                        As of        As of
                                                      June 29,    December 31,
                                                        2002         2001
                                                    -----------   -----------
                                                    (Unaudited)
     North America
          Senior unsecured notes, 9.625%              $100,108     $100,108
          Revolving credit and float                       947          789
                                                    -----------   -----------
                Total                                  101,055      100,897

     United Kingdom
          Overdraft facility                             4,126        3,739
          Term loans                                     4,892        5,401
     South Africa                                          851          747
     Argentina                                              --          125
     China                                                 362           --
                                                    -----------   -----------
                Total                                   10,231       10,012

     Total term, revolving credit and
          senior debt                                  111,286      110,909
     Capital lease obligations                             982        1,212
     Other                                               1,026          123
                                                    -----------   -----------
     Consolidated total                                113,294      112,244
          Less current maturities                        8,286        7,236
                                                    -----------   -----------
     Consolidated long term debt                      $105,008     $105,008
                                                    ===========   ===========

     Cash                                                2,093        2,907
                                                    -----------   -----------
     Total debt net of cash                           $111,201     $109,337
                                                    ===========   ===========

Our U.S. bank borrowing arrangements consist of a total of $13.5 million in revolving credit and letter of credit facilities. Interest is payable on amounts borrowed under the revolving credit facility at the bank's prime rate plus up to another 0.75% depending upon amounts borrowed and upon our Funded Debt Ratio. We were paying interest at 5.5% at June 29, 2002. The letter of credit fee is 2% of amounts drawn. Both U.S. facilities are collateralized by eligible accounts receivable and inventory. On June 29, 2002 letters of credit totaling $1.1 million were outstanding.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

Our U.K. agreement consists of a Pound Sterling 2.0 million fixed rate term loan, a Pound Sterling 2.0 million floating rate term loan, a Pound Sterling 1.4 million floating rate term loan and a Pound Sterling 2.8 million overdraft facility. Interest on the fixed rate loan is 8.144% while interest on the floating-rate term loans and the overdraft facilities are at 1.375% above the bank's base rate (4.0% at June 29, 2002). The term loans are repayable in sixty monthly payments through January 2004 (fixed rate), November 2003 and January 2005. The U.K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom.

In Argentina we had arrangements with several banks that allowed us to borrow by discounting post-dated checks given to us by our customers. Depending on the details of the arrangement with each bank, the resulting borrowing was recorded as debt or as the sale of the underlying receivable. At June 29, 2002 and December 31, 2001 we had, in addition to the debt shown in the table above, zero and $263,000 of discounted checks which we recorded as the sale of a receivable. There was no Argentine bank debt outstanding at June 29, 2002. In March 2002 our Argentine subsidiary acquired an Argentine corporation ("MOSAL") with certain tax benefits for 4.0 million Argentine pesos, 500,000 pesos in cash and 3.5 million pesos due over the next three years. The 3.5 million pesos are shown as $0.9 million of other debt.

In South Africa we borrow from a bank at the bank's prime lending rate. This loan is supported by a pledge of South African receivables.

In China, the joint venture obtained a bank loan in the second quarter for Rmb
3.0 million ($362,000 translated at 8.28 Rmb to U.S. dollar on June 29, 2002). The term of this agreement is for six months at an interest rate of 4.62%.

We classified $8.3 million of debt as current at June 29, 2002. This consisted of principal payments of $1.6 million due in the United Kingdom, principal payments of $0.2 million due on lease rental obligations, $0.2 million due for the MOSAL obligations, and $6.3 million of revolving debt which we expect (but are not obligated) to pay down over the following twelve months.

At June 29, 2002, we had a cash balance of $2.1 million and could have borrowed an additional $11.9 million in the U.S. and $0.2 million in the U.K.

The senior notes and bank arrangements mentioned above contain various covenants including maintenance of certain financial ratios and limits on (a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements of common stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. Our U.S. bank covenants require us to maintain a Funded Debt Ratio of not more than 7:1 and a Fixed Charge Coverage Ratio of not less that 1:1, as those terms are defined in our bank agreements. The foreign facilities contain covenants that pertain to the foreign operations.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8:  GEOGRAPHIC REGIONS

Prestolite operates in five principal geographic regions; each region's revenue and operating performance is managed and reported separately. We evaluate operating performance based on earnings before interest expense, taxes, depreciation, amortization and certain other charges (EBITDA). Corporate overhead and certain other charges are not allocated to the business/geographic units. Sales from Africa and South America consist largely of products for the automotive market while sales of products from North America and Europe consist largely of products for non-automotive applications. In order to increase our sales into China, in 2001 we began operation of a joint venture in China, Prestolite Electric Beijing, Ltd., selling products for both automotive and heavy duty vehicle applications. Sales between regions are priced at cost plus a standard markup.

Sales, assets and operating results are summarized by location as follows (in thousands):

                                         North                       South
                                        America       Europe        America       Africa        Asia          Other          Total
                                        -------       -------       -------       -------       -------       -------        -------
     Sales to external customers, based on point of shipment
     For quarter ended:
           June 29, 2002 *              $22,832       $ 8,723       $ 2,657       $ 1,548       $ 4,982       $    --        $40,742
           June 30, 2001 *              $19,840       $ 8,929       $11,482       $ 1,967       $    --       $    --        $42,218

     For six months ended:
           June 29, 2002 *              $44,702       $17,066       $ 4,702       $ 2,619       $ 8,294       $    --        $77,383
           June 30, 2001 *              $39,685       $20,054       $20,190       $ 4,253       $    --       $    --        $84,182

     Long-lived assets as of:
           June 29, 2002 *              $12,115       $14,797       $ 1,770       $ 1,153       $ 2,394       $    --        $32,229
           December 31, 2001            $12,413       $14,673       $ 3,354       $ 1,084       $ 2,307       $    --        $33,831

     Goodwill as of:
           June 29, 2002 *              $ 1,061       $ 2,802       $    --       $    --       $    --       $    --        $ 3,863
           December 31, 2001            $ 1,061       $ 2,616       $    --       $    --       $    --       $    --        $ 3,677

     Sales to external customers, based on location of customers
     For quarter ended:
           June 29, 2002 *              $22,156       $ 7,822       $ 2,419       $ 1,530       $ 6,343       $   472        $40,742
           June 30, 2001 *              $17,881       $ 7,332       $11,343       $ 2,032       $ 3,172       $   458        $42,218

     For six months ended:
           June 29, 2002 *              $42,849       $15,671       $ 4,441       $ 2,604       $10,822       $   996        $77,383
           June 30, 2001 *              $36,182       $17,682       $20,074       $ 4,328       $ 5,110       $   806        $84,182

                                                                                                            Unallocated
     EBITDA                                                                                                    Costs
     For quarter ended:
           June 29, 2002 *              $ 3,930       $ 1,481       $   856       $   173       $ 1,461       $(1,647)       $ 6,254
           June 30, 2001 *              $ 3,319       $ 1,469       $ 1,298       $   230       $    --       $(1,011)       $ 5,305

     For six months ended:
           June 29, 2002 *              $ 7,542       $ 2,647       $ 1,399       $   247       $ 2,103       $(3,026)       $10,912
           June 30, 2001 *              $ 6,481       $ 3,141       $ 1,967       $   336       $    --       $(1,844)       $10,081

       * Unaudited

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

A reconciliation of unaudited EBITDA to income (loss) from continuing operations before income taxes follows (in thousands):

                                                   June 29,            June 30,            June 29,             June 30,
                                                     2002                2001                2002                 2001
                                                   --------            --------            --------            ---------
EBITDA                                             $  6,254            $  5,305            $ 10,912            $ 10,081
Depreciation and amortization                         1,556               1,960               3,304               4,152
Lease guarantee charge                                 (400)                 --                (400)                 --
Severance                                                89                 769                 180               1,110
Exchange loss                                           387                   7                 963                  32
Interest expense                                      2,745               3,247               5,616               6,343
Minority interest                                       582                  --                 900                  --
Income (loss) from operations
                                                   --------            --------            --------            --------
     before income taxes                           $    495            $   (678)           $   (451)           $ (1,556)
                                                   ========            ========            ========            ========

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

         The African and South American facilities manufacture lighter duty alternators and starter motors. These facilities are located in Johannesburg, South Africa; and in Buenos Aires, San Lorenzo, and San Luis, Argentina. The Argentina operation also manufactures distributors. In both South Africa and Argentina a significant portion of our sales are to the automotive aftermarket, and a portion of those aftermarket sales are products purchased for resale.

         Prestolite Electric Beijing, Ltd. manufactures alternators and starter motors.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 29, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

Sales for the quarter ended June 29, 2002 were $40.7 million, a decrease of $1.5 million, or 3.5%, from $42.2 million in the second quarter of 2001. The sales decline is mostly attributable to the South American sales of $2.7 million in the second quarter of 2002, a decrease of $8.8 million, or 76.9%, from sales in the second quarter of 2001, mostly as a result of the peso devaluation. Also contributing to the decline in sales were African sales of $1.5 million, a decrease of $0.5 million or 21.3% from second quarter 2001 sales. These sales decreases were partially offset by North American sales of $23.5 million, an increase of $3.7 million, or 18.5% from the second quarter 2001. The declines were also partially offset by the sales from China of $4.1 million. No China sales were reported for the second quarter of 2001.

Sales from our European region held steady at $8.9 million in the second quarters of both 2002 and 2001.

Gross profit was $10.1 million in the second quarter of 2002, or 24.9% of sales. This compares to gross profit of $8.3 million, or 19.8% of sales, in the second quarter of 2001. Continued control of product costs and improvement in our Argentine cost structure (partly because of the peso devaluation) contributed to the improvement. In addition, our gross margins have benefited from the China joint venture.

Selling, general, and administrative expense was $5.5 million, or 13.6% of sales for the second quarter of 2002, an increase of $0.4 million, or 8.9%, from $5.1 million, or 12.1% of sales, in the second quarter of 2001. The dollar increase in selling, general, and administrative expense is largely attributable to the new China joint venture operations, partially offset by cost savings and no goodwill amortization.

Operating income in the second quarter of 2002 was $4.5 million, or 11.1% of sales, an increase of $2.0 million, or 81.8%, from the $2.5 million, or 5.9% of sales, in the second quarter of 2001. This was due to the factors discussed above.

Other income was $105,000 in the second quarter of 2002 compared to other income of $98,000 in the second quarter of 2001. This consists primarily of interest income, miscellaneous income, royalty expense, and trademark expense. In 2002 we also recorded the $125,000 benefit resulting from the demutualization of an insurance provider.

Interest expense was $2.7 million in the second quarter of 2002, a decrease of $0.5 million compared to $3.2 million in the second quarter of 2001. This decrease is primarily due to the reductions in Argentina debt, offset by increased debt in the United States.

The provision for income taxes was $307,000, 62.0% of income before taxes, for the second quarter of 2002 as compared to the $72,000 benefit from income taxes for the second quarter of 2001, 10.6% of loss before taxes. The change in the tax rate is due to losses for which no tax benefit was recorded.

In April 2002, Thermadyne Holdings Corporation, which is operating under Chapter 11, notified Prestolite that Thermadyne is unwilling to honor their Prestolite-guaranteed lease commitment, although they may be willing to occupy a portion of the space at a reduced rate. In conjunction with the 1997 sale of its welding equipment business to Thermadyne, Prestolite guaranteed annual lease payments of $447,000 at the facility in question through October 31, 2006. In July 2002 a tentative agreement was reached with Thermadyne whereby they will continue to lease a portion of the space in question at a reduced rate. We expect to find another tenant for the balance of the space. To reflect the expected cost of this arrangement, we recorded a charge of $0.4 million in the second quarter of 2002.

SIX MONTHS ENDED JUNE 29, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Sales for the first half ended June 29, 2002 were $77.4 million, a decrease of $6.8 million, or 8.1%. The sales decline is mostly attributable to the South American sales of $4.7 million in the first half of 2002, a decrease of $15.5 million, or 76.7%, from sales in the first half of 2001, mostly as a result of the peso devaluation. Also contributing to the decline in sales were European sales of $17.5 million, a decrease of $2.6 million or 12.9% from the first half 2001 and African sales of $2.6 million, a decrease of $1.7 million or 38.4% from the first half 2001. These sales decreases were partially offset by North American sales of $45.7 million, an increase of $6.0 million, or 15.2%, from sales of $39.7 million in the first half of 2001. The declines were also partially offset by the sales from China of $6.9 million. No China sales were reported for the first half of 2001.

Gross profit was $18.7 million in the first half of 2002, or 24.1 % of sales. This compares to gross profit of $16.5 million, or 19.7% of sales, in the first half of 2001. Continued control of product costs and improvement in our Argentine cost structure (partly because of the peso devaluation) contributed to the improvement. In addition, our gross margins have benefited from the China joint venture.

Selling, general, and administrative expense was $11.1 million, or 14.3% of sales for the first half of 2002, an increase of $0.5 million, or 4.9%, from $10.6 million, or 12.6% of sales, in the first half of 2001. The dollar increase in selling, general, and administrative expense is largely attributable to the new China joint venture operations, partially offset by cost savings and no goodwill amortization.

Operating income in the first half of 2002 was $7.4 million, or 9.6% of sales, an increase of $2.5 million, from the $4.9 million in the first half of 2001. This was due to the factors discussed above.

Other income was $38,000 in the first half of 2002 compared to other expense of $35,000 in the first half of 2001. This consists primarily of interest income, miscellaneous income, royalty expense, and trademark expense. In 2002 we also recorded a $125,000 benefit resulting from the demutualization of an insurance provider.

Interest expense was $5.6 million in the first half of 2002, a decrease of $0.7 million compared to $6.3 million in the first half of 2001. This decrease is primarily due to the reductions in Argentina debt and offset by increased debt in the United States.

The provision for income taxes was $466,000 for the first half of 2002 as compared to the $93,000 benefit from income taxes for the first half of 2001. The change in tax is due to losses for which no tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4.6 million in the first half of 2002. Capital spending (not including the MOSAL transaction) for the first half of 2002 was $2.0 million, a decrease of $0.4 million from the first half of 2001. Of the $2.0 million, $1.0 million was spent in the United States and $1.0 million outside the United States. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products.

Debt, net of cash, increased from $109.3 million at December 31, 2001 to $111.2 million at June 29, 2002, an increase of $1.9 million. Factors contributing to this change include the $2.0 million of capital spending, $0.6 million related to exchange rate changes in the U.K., the increase in accounts receivable related to the increased sales volume, the increase in inventory to support increased OE product and new product investments. We received funds from an escrow deposit of $3.3 million in February 2002 and have spent $0.4 million as it related to the transaction costs and facility arrangements of the discontinued operations.

We had a cash balance of $2.1 million and revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $11.9 million and $0.2 million were available based on the June 29, 2002 levels of eligible receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. During the five quarters ended March 30, 2002, our Argentine subsidiary reduced their bank debt by $1.3 million and their non-debt discounted checks by $4.0 million. They no longer have any outstanding bank debt. We do not anticipate borrowing in Argentina in the near term as we expect operating cash flow to provide short term liquidity needs. In South Africa we borrow from a bank, pledged by accounts receivable, at the bank's prime lending rate. No additional borrowings were available under the South African credit agreement on June 29, 2002.

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

In June and August of 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144") which are effective January 1, 2003 and January 1,2002, respectively, for the Company. SFAS 143 requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value. Under SFAS 144, a single accounting method was established for long-lived assets to be disposed of. SFAS 144 requires the Company to recognize an impairment loss only if the carrying amount is less than the fair value of the asset less costs to sell. The Company has adopted the provisions of SFAS 144 effective January 1, 2002. SFAS 144 did not have a material impact on the financial results of the company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB No. 30 would be classified as extraordinary items. The Company is currently reviewing the impact of this provision as well as the other provisions of this statement and will adopt it effective with our 2003 fiscal year-end.

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

           None

Item 5.  Other Information.

           None

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Reports on Form 8-K
            We have not filed any reports on Form 8-K during the quarterly period ended June 29, 2002.

        (b) Exhibits
            10.1 - Amendment No. 2 to Credit Agreement by and between Prestolite
                   Electric Incorporated and Comerica Bank, dated June 28, 2002.

            99.1 - Certification of Chief Executive Officer adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 - Certification of Chief Financial Officer adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 9, 2002                          By:  /s/  Kenneth C. Cornelius
                                                      -------------------------
                                                 Kenneth C. Cornelius
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)

                                 Exhibit Index

      Exhibit No.  Description

            10.1 - Amendment No. 2 to Credit Agreement by and between Prestolite
                   Electric Incorporated and Comerica Bank, dated June 28, 2002.

            99.1 - Certification of Chief Executive Officer adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 - Certification of Chief Financial Officer adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002