Form 10-Q
period 2002-09-28
PRESTOLITE ELECTRIC HOLDING INC
filed 2002-11-15
CIK 1057053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
 / X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 28, 2002.


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

                   Yes    X      No
                       ------       ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                       Number of common shares outstanding
                Class:                 as of November 8, 2002
             Common Stock                      1,977,000

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I:  Financial Information

           Item 1:       Condensed Consolidated Balance Sheets                                          3
                              at September 28, 2002 (unaudited) and December 31, 2001

                         Condensed Consolidated Statements of Operations                                4
                              Three and Nine months ended September 28, 2002 (unaudited)
                              and September 29, 2001 (unaudited)

                         Condensed Consolidated Statements of Cash Flows                                5
                              Six months ended September 28, 2002 (unaudited)
                              and September 29, 2001 (unaudited)

                         Notes to Condensed Consolidated Financial Statements                           6


           Item 2:       Management's Discussion and Analysis of Financial                             15
                         Condition and Results of Operations

           Item 4:       Internal Controls and Procedures                                              20



Part II:                 Other Information                                                             21

                         Signatures                                                                    22

                         Certification of the Chief Executive Officer pursuant to                      23
                              Section 302 of the Sarbanes-Oxley Act of 2002

                         Certification of the Chief Financial Officer pursuant to                      24
                              Section 302 of the Sarbanes-Oxley Act of 2002

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                  September 28,              December 31,
                                                                                       2002                      2001
                                                                                -------------------       --------------------
Assets                                                                             (Unaudited)
   Current Assets:
      Cash                                                                                 $ 1,738                    $ 2,907
      Accounts receivable, net of allowances                                                30,424                     24,900
      Inventories, net                                                                      39,556                     40,889
      Prepaid and other current assets                                                       3,788                      4,280
                                                                                -------------------       --------------------
                                Total current assets                                        75,506                     72,976

   Property, plant and equipment, net                                                       32,274                     33,831
   Investments                                                                                 577                        577
   Goodwill                                                                                  3,931                      3,677
   Other intangibles                                                                         3,506                      3,414
   Long-term receivables and pension assets                                                  3,255                      4,184
   Net assets of discontinued operations                                                     2,441                      5,714
                                                                                -------------------       --------------------
          Total assets                                                                    $121,490                   $124,373
                                                                                ===================       ====================

Liabilities
   Current Liabilities:
      Revolving credit                                                                    $ 11,136                    $ 6,834
      Current portion of long-term debt                                                        546                        402
      Accounts payable                                                                      16,392                     18,351
      Accrued liabilities                                                                   12,860                     14,007
                                                                                -------------------       --------------------
                                Total current liabilities                                   40,934                     39,594

   Long-term debt                                                                          104,426                    105,008
   Other non-current liabilities                                                               748                      1,754
                                                                                -------------------       --------------------
                                Total liabilities                                          146,108                    146,356

Minority interest                                                                            5,007                      3,367

Stockholders' equity (deficit)
   Common stock, par value $.01, 5,000,000 shares authorized, 1,977,000 and
      1,985,000 shares issued and outstanding
      at September 28, 2002 and December 31, 2001, respectively                                  2                          2
   Paid-in capital                                                                          16,623                     17,269
   Accumulated deficit                                                                      (6,072)                    (6,131)
   Notes receivable, employees' stock purchase, 7.74% due 2002                                (272)                      (395)
   Foreign currency translation adjustment                                                 (15,158)                   (11,470)
   Treasury stock, 1,326,000 and 1,318,000 shares on
      September 28, 2002 and December 31, 2001, respectively                               (24,748)                   (24,625)
                                                                                -------------------       --------------------
                                Total stockholders' equity (deficit)                       (29,625)                   (25,350)

                                                                                -------------------       --------------------
          Total liabilities and stockholders' equity (deficit)                            $121,490                   $124,373
                                                                                ===================       ====================

 The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                       For the three months ended                  For the nine months ended
                                              --------------------------------------------   ---------------------------------------
                                                   Sept. 28,               Sept. 29,              Sept. 28,             Sept. 29,
                                                     2002                    2001                    2002                  2001
                                              ---------------------    -------------------   --------------------    ---------------
Net sales                                                 $ 43,152               $ 39,144               $120,535           $123,326
Cost of goods sold                                          32,789                 31,080                 91,506             98,721
                                              ---------------------    -------------------   --------------------    ---------------
      Gross profit                                          10,363                  8,064                 29,029             24,605

Selling, general and administrative                          5,047                  5,623                 16,143             16,200
Cost (benefit) associated with
            change in option value                            (647)                     -                   (647)                 -
Argentina bad debt provision                                     -                  1,500                      -              1,500
Severance charges                                            1,700                  2,127                  1,880              3,237
                                              ---------------------    -------------------   --------------------    ---------------
      Operating income                                       4,263                 (1,186)                11,653              3,668

Interest expense                                             2,816                  3,501                  8,432              9,844
Foreign exchange (gains) losses                                 62                    (13)                 1,025                 19
Lease guarantee charge                                           -                      -                    400                  -
Minority interest expense                                      741                    398                  1,641                398
Other expense (income)                                         (94)                   (46)                  (132)               (11)
                                              ---------------------    -------------------   --------------------    ---------------
     Income (loss) before income taxes                         738                 (5,026)                   287             (6,582)

Provision (benefit) from income taxes                         (238)                  (398)                   228               (491)
                                              ---------------------    -------------------   --------------------    ---------------
     Income (loss) before extraordinary item                   976                 (4,628)                    59             (6,091)
Extraordinary item -
      Gain on senior note repurchase, net of
      taxes                                                      -                      -                      -                391
                                              ---------------------    -------------------   --------------------    ---------------
      Net income (loss)                                        976                 (4,628)                    59             (5,700)

     Other comprehensive income (loss):
        Foreign currency translation
          adjustment                                           540                    619                 (3,688)              (877)
                                              ---------------------    -------------------   --------------------    ---------------
     Comprehensive income (loss)                           $ 1,516               $ (4,009)              $ (3,629)          $ (6,577)
                                              =====================    ===================   ====================    ===============

Basic and diluted earnings per common share
   Income (loss) from operations                            $ 0.49                $ (2.33)                $ 0.03            $ (3.07)
   Extraordinary item - Gain on sr. note
   repurch.                                                      -                      -                      -               0.20
                                              ---------------------    -------------------   --------------------    ---------------
   Net income (loss)                                        $ 0.49                $ (2.33)                $ 0.03            $ (2.87)
                                              =====================    ===================   ====================    ===============


Basic and diluted weighted average
     shares outstanding                                  1,977,000              1,985,000              1,985,000          1,985,000

   The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                              For the nine months ended
                                                                                  ----------------------------------------------
                                                                                          September 28,          September 29,
                                                                                              2002                   2001
                                                                                  --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                             $    59                  $ (5,700)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
     Depreciation                                                                               4,424                     5,415
     Amortization                                                                                 537                       931
     Minority interest income                                                                   1,641                       398
     Cost (benefit) associated with change in option value                                       (647)                        -
     Gain on senior note purchase                                                                   -                      (660)
     Loss (gain) on sale of property, plant, and equipment                                          4                       (44)
     Deferred gain on sale and leaseback                                                         (144)                     (258)
     Deferred taxes                                                                                19                      (484)
     Changes in working capital items                                                          (9,043)                   (8,219)
                                                                                  --------------------      --------------------
           Net cash provided by (used in) continuing operating activities                      (3,150)                   (8,621)
           Net cash provided by (used in) discontinued operations                               2,865                      (180)
                                                                                  --------------------      --------------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (285)                   (8,801)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                           (3,133)                   (3,252)
Proceeds from disposal of fixed assets                                                              6                       203
Acquisition of Mosal                                                                             (179)                        -
                                                                                  --------------------      --------------------
           NET CASH USED IN INVESTING ACTIVITIES                                               (3,306)                   (3,049)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving line of credit                                                        2,892                     2,290
Payments on long-term debt                                                                       (863)                   (1,113)
Proceeds from borrowings                                                                          362                     2,016
Senior note repurchase                                                                              -                    (1,065)
Purchase of treasury stock, options and warrants, employee stock receivable                         -                        51
Borrowings (payments) on capital leases                                                          (300)                     (120)
Other financing costs, net                                                                         (8)                      (33)
                                                                                  --------------------      --------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                            2,083                     2,026

Effect of exchange rate changes on cash                                                           339                       461
                                                                                  --------------------      --------------------
Net increase (decrease) in cash                                                                (1,169)                   (9,363)
Cash - beginning of period                                                                      2,907                    10,181
                                                                                  --------------------      --------------------
CASH - END OF PERIOD                                                                          $ 1,738                   $   818
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

These unaudited consolidated financial statements have been prepared by us in accordance with Rule 10-01 of Regulation S-X and have been prepared on a basis consistent with our audited financial statements for the year ended December 31, 2001. These statements reflect all adjustments, including items of a normal recurring nature, which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine-month periods ended September 28, 2002 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

On January 22, 2002, the 1,920,000 shares of Prestolite Electric Holding, Inc. formerly held by Genstar Capital Corporation were distributed to the 39 shareholders of Genstar Capital Corporation. The voting power associated with the shares is exercised by Genstar Capital Corporation.

NOTE 2:  ARGENTINA

Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). The peso traded at $0.3396 (2.94 pesos per dollar) on March 30, 2002 and as a result of using this rate, we recorded a first quarter 2002 foreign exchange loss of $585,000 and a charge to other comprehensive income of $4.4 million representing the cumulative translation adjustment. The peso traded at $0.2597 ($3.85 pesos per dollar) on June 30, 2002. As a result, we recorded a second quarter 2002 foreign exchange loss of $198,000 and an additional charge of $1.5 million to other comprehensive income. The peso traded at $0.2688 ($3.72 pesos per dollar) on September 28, 2002. As a result, we recorded a third quarter 2002 foreign exchange loss of $30,000 and other comprehensive income of $142,000 representing the cumulative translation adjustment.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

As discussed in Note 6, our practice in Argentina had been to borrow funds by discounting post-dated checks received from our customers. Because Argentine banks stopped lending during the second half of 2001, we provided financial support to our Argentine subsidiary from North America, increasing the amount lent to that subsidiary by $5.3 million during the year. During 2001 our Argentine subsidiary reduced the non-debt discounted checks outstanding by $3.5 million and bank debt outstanding by $1.2 million. During the first quarter of 2002, we provided an additional $1.8 million of support to the Argentine subsidiary, including $0.2 million associated with the MOSAL transaction discussed in Note 7. In addition, our Argentine subsidiary reduced their discounted checks outstanding and bank debt to zero. During each of the second and third quarters, we provided $0.3 million of additional support, for a year to date total of $2.4 million.

NOTE 3: DISCONTINUED OPERATIONS

On August 4, 2000, we sold our direct current electric motor business, our battery charger business, and our switch business to Ametek, Inc. The adjusted sale price was approximately $57.4 million, including $3.8 million and $0.5 million in escrow at December 31, 2001 and September 28, 2002, respectively.

Net assets related to discontinued operations at September 28, 2002 and December 31, 2001 are presented below (in thousands):

                                                                              As of                   As of
                                                                           September 28,           December 31,
                                                                              2002                    2001
                                                                      ---------------------   ---------------------
                                                                          (Unaudited)

   Decatur facility held for sale                                                  $ 3,246                 $ 3,254
   Escrow and receivable                                                               524                   3,802
   Accrued transaction costs and estimated sale price reductions                      (929)                 (1,342)
   Lease guarantee provision - Thermadyne                                             (400)                      -
                                                                      ---------------------   ---------------------
         Total                                                                     $ 2,441                 $ 5,714
                                                                      =====================   =====================

In conjunction with the 1997 sale of our welding equipment business to Thermadyne Holdings Corporation, Prestolite guaranteed annual lease payments of $447,000 for a facility through October 31, 2006. In April 2002, Thermadyne, which is operating under Chapter 11, notified Prestolite that Thermadyne was unwilling to honor their Prestolite-guaranteed lease commitment, but were willing to occupy a portion of the space at a reduced rate. In July 2002 we reached a tentative agreement with Thermadyne whereby they will continue to lease a portion of the space in question at a reduced rate. We expect to find another tenant for the balance of the space. We recorded a charge of $0.4 million in the second quarter reflecting the estimated cost of this agreement.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001 the Financial Accounting Standards Board issued Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 supercedes APB No. 17 and eliminated the then current requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2002. Accordingly, we have adopted SFAS No. 142 and will no longer amortize goodwill. Goodwill will instead be assessed for impairment at least annually. Under FAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002. We have completed this test and no recording of impairment was required.

Changes in goodwill for the nine months ended September 28, 2002 follow (in thousands):


         Goodwill, December 31, 2001                                    $ 3,677

         Impact of changes in foreign currency                              254
                                                         ----------------------
         Goodwill, September 28, 2002                                   $ 3,931
                                                         ======================

SFAS 142 does not provide for restatement of our results of operations for periods ending prior to January 2002. Our results of operations for the quarter and nine months ended September 29, 2001 included goodwill amortization expense of $170,000 and $529,000, respectively, which affected the net loss by $113,000 and $349,000, respectively. Excluding the effect of goodwill amortization, our reported net loss for the third quarter of 2001 would have been reduced from $4.6 million to $4.5 million and our net loss for the nine months would have been reduced from $5.7 million to $5.4 million. Our net loss per common share would have been reduced from $2.33 to $2.27 per common share for the third quarter and from $2.87 to $2.70 per common share for the nine months.

The following table summarizes the amortizable intangibles and changes for the nine months ended September 28, 2002 (in thousands):

                                   North                  South
                                  America                America                  Asia                  Total
                             ------------------     ---------------------   ------------------     -----------------
Balance at
December 31, 2001                       $2,678                      $ 84                $ 652               $ 3,414

Year to date
  amortization expense                    (370)                      (89)                 (79)                 (538)
Additions                                    -                       406                   71                   477
Change in foreign exchange                   -                       153                    -                   153
                             ------------------     ---------------------   ------------------     -----------------

Balance at
September 28, 2002                      $2,308                     $ 554                $ 644               $ 3,506
                             ==================     =====================   ==================     =================

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5: INVENTORIES

Inventories are summarized as follows (in thousands):

                                                             As of                         As of
                                                          September 28,                 December 31,
                                                              2002                         2001
                                                      ---------------------        ----------------------
                                                           (Unaudited)
FIFO cost:
         Raw material                                             $ 21,912                      $ 17,509
         Work in progress                                            3,142                         3,695
         Finished goods                                             17,840                        22,372
                                                      ---------------------        ----------------------
         Total FIFO cost                                          $ 42,894                      $ 43,576
Adjustment to LIFO cost                                                628                           801
Reserves                                                            (3,966)                       (3,488)
                                                      ---------------------        ----------------------
                                                                  $ 39,556                      $ 40,889
                                                      =====================        ======================


NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                            As of                          As of
                                                        September 28,                    December 31,
                                                            2002                            2001
                                                    ----------------------           -------------------
                                                         (Unaudited)

Land & buildings                                                 $ 16,109                      $ 17,463
Machinery & equipment                                              50,693                        47,482
Construction in progress                                            1,781                         1,957
                                                    ----------------------           -------------------
                  Total, at cost                                 $ 68,583                      $ 66,902
Accumulated depreciation                                          (36,309)                      (33,071)
                                                    ----------------------           -------------------
Net                                                              $ 32,274                      $ 33,831
                                                    ======================           ===================

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE 7: DEBT

Debt consists of the following (in thousands):

                                                            As of                        As of
                                                          September 28,                December 31,
                                                             2002                         2001
                                                     ---------------------      ---------------------
                                                          (Unaudited)
         North America
                Senior unsecured notes, 9.625%                  $ 100,108                  $ 100,108
                Revolving credit and float                          2,892                        789
                                                     ---------------------      ---------------------
                        Total                                     103,000                    100,897

         United Kingdom
                Overdraft facility                                  5,195                      3,739
                Term loans                                          4,568                      5,401
         South Africa                                               1,041                        747
         Argentina                                                      -                        125
         China                                                        362                          -
                                                     ---------------------      ---------------------
                        Total                                      11,166                     10,012

         Total term, revolving credit and
                senior debt                                       114,166                    110,909
         Capital lease obligations                                    886                      1,212
         Other                                                      1,056                        123
                                                     ---------------------      ---------------------
         Consolidated total                                       116,108                    112,244
                Less current maturities                            11,682                      7,236
                                                     ---------------------      ---------------------
         Consolidated long term debt                            $ 104,426                  $ 105,008
                                                     ---------------------      ---------------------

         Cash                                                       1,738                      2,907
                                                     ---------------------      ---------------------
         Total debt net of cash                                 $ 114,370                  $ 109,337
                                                     =====================      =====================

Our U.S. bank borrowing arrangements consist of a total of $13.5 million in revolving credit and letter of credit facilities. Interest is payable on amounts borrowed under the revolving credit facility at the bank's prime rate plus up to another 0.75% depending upon amounts borrowed and our Funded Debt Ratio. We were paying interest at 5.25% at September 28, 2002. The letter of credit fee is 2% of amounts drawn. Both U.S. facilities are collateralized by eligible accounts receivable and inventory. On September 28, 2002, $2.3 million of the revolving credit and $1.1 million of letters of credit were outstanding.

The 9.625% (interest payable semiannually) senior notes are senior unsecured obligations of Prestolite Electric Incorporated and are fully and unconditionally guaranteed on a senior unsecured basis by Prestolite Electric Holding, Inc. The notes mature on February 1, 2008, and are redeemable at our option, in whole or in part, beginning on February 1, 2003 at amounts from 104.8125% to 100% of the principal plus accrued interest. The senior notes are more fully described in our Prospectus dated June 26, 1998.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

Our U.K. agreement consists of a (pound sterling)2.0 million fixed rate term loan, a (pound sterling)2.0 million floating rate term loan, a (pound sterling)1.4 million floating rate term loan and a (pound sterling)2.8 million overdraft facility. Interest on the fixed rate loan is 8.144% while interest on the floating-rate term loans and the overdraft facilities are at 1.375% above the bank's base rate (4% at September 28, 2002). The term loans are repayable in sixty monthly payments through January 2004 (fixed rate), November 2003 and January 2005. The U.K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom. We had no unused availability from the U.K. loans as of September 28, 2002.

In Argentina we had arrangements with several banks that allowed us to borrow by discounting post-dated checks given to us by our customers. Depending on the details of the arrangement with each bank, the resulting borrowing was recorded as debt or as the sale of the underlying receivable. At September 28, 2002 and December 31, 2001 we had, in addition to the debt shown in the table above, zero and $263,000 of discounted checks which we recorded as the sale of a receivable. There was no Argentine bank debt outstanding at September 28, 2002. In March 2002 our Argentine subsidiary acquired an Argentine corporation ("MOSAL") with certain tax benefits for 4.0 million Argentine pesos, 500,000 pesos in cash and
3.5 million pesos due over the next three years. The 3.5 million pesos are shown as $0.9 million of other debt.

In South Africa we borrow from a bank at the bank's prime lending rate. This loan is supported by a pledge of South African receivables.

In China, the joint venture obtained a bank loan in the second quarter for Rmb
3.0 million ($362,000 translated at 8.28 Rmb to U.S. dollar on September 28,
2002). The term of this agreement is for six months at an interest rate of 4.62%.

We classified $11.7 million of debt as current at September 28, 2002. This consisted of principal payments of $1.7 million due in the United Kingdom, principal payments of $0.2 million due on lease rental obligations, $0.3 million due for the MOSAL obligations, and $9.5 million of revolving debt which we expect (but are not obligated) to pay down over the following twelve months.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE 8:  STOCK OPTIONS AND WARRANTS

During the third quarter of 2002 we recorded a benefit of $647,000 for the decline in fair market value relative to the aggregate exercise price of certain stock options whose terms were extended in the prior year.

NOTE 9:  GEOGRAPHIC REGIONS

Prestolite operates in five principal geographic regions; each region's revenue and operating performance is managed and reported separately. We evaluate operating performance based on earnings before interest expense, taxes, depreciation, amortization and certain other charges (EBITDA). Corporate overhead and certain other charges are not allocated to the business/geographic units. Sales from Africa and South America consist largely of products for the automotive market while sales of products from North America and Europe consist largely of products for non-automotive applications. In 2001 we began operation of a joint venture in China, Prestolite Electric Beijing, Ltd., selling products primarily for heavy duty vehicle applications.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

Sales, assets and EBITDA are summarized by geographic region as follows (in thousands):



                                         North                       South
                                        America       Europe        America       Africa        Asia          Other          Total
                                        -------       -------       -------       -------       -------       -------        -------
     Sales to external customers, based on point of shipment
     For quarter ended:
           September 28, 2002 *         $25,128       $ 9,017       $ 3,349       $ 1,450       $ 4,208       $    --       $ 43,152
           September 29, 2001 *         $19,323       $ 8,976       $ 6,931       $ 1,511       $ 2,403       $    --       $ 39,144

     For six months ended:
           September 28, 2002 *         $70,845       $26,845       $ 8,051       $ 4,069       $11,085       $    --       $120,535
           September 29, 2001 *         $59,008       $29,030       $27,121       $ 5,764       $ 2,403       $    --       $123,326
     Long-lived assets as of:
           September 28, 2002 *         $11,909       $14,790       $ 2,035       $ 1,046       $ 2,494       $    --       $ 32,274
           December 31, 2001            $12,413       $14,673       $ 3,354       $ 1,084       $ 2,307       $    --       $ 33,831

     Goodwill as of:
           September 28, 2002 *         $ 1,061       $ 2,870       $    --       $    --       $    --       $    --       $  3,931
           December 31, 2001            $ 1,061       $ 2,616       $    --       $    --       $    --       $    --       $  3,677

     Sales to external customers, based on location of customers
     For quarter ended:
           September 28, 2002 *         $22,398       $ 7,390       $ 3,281       $ 1,382       $ 7,115       $ 1,586       $ 43,152
           September 29, 2001 *         $17,985       $ 7,463       $ 6,893       $ 1,502       $ 4,655       $   646       $ 39,144

     For nine months ended:
           September 28, 2002 *         $65,247       $23,061       $ 7,722       $ 3,986       $17,937       $ 2,582       $120,535
           September 29, 2001 *         $54,167       $25,145       $26,967       $ 5,830       $ 9,765       $ 1,452       $123,326

                                                                                                            Unallocated
     EBITDA                                                                                                    Costs
     For quarter ended:
           September 28, 2002 *         $ 4,473       $ 1,268       $ 1,014       $   240       $ 1,527       $(1,455)       $ 7,067
           September 29, 2001 *         $ 3,578       $ 1,439       $   (83)      $   (19)      $   662       $  (896)       $ 4,681

     For nine months ended:
           September 28, 2002 *         $12,015       $ 3,915       $ 2,413       $   487       $ 3,630       $(4,481)       $17,979
           September 29, 2001 *         $10,059       $ 4,580       $ 1,884       $   317       $   662       $(2,740)       $14,762


       * Unaudited

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


A reconciliation of unaudited EBITDA to income (loss) from operations before income taxes and extraordinary item follows (in thousands):


                                                   September 28,       September 29,        September 28,       September 29,
                                                       2002                2001                2002                 2001
                                                   ------------        -----------         -------------       ------------
EBITDA                                                $  7,067            $  4,681            $ 17,979            $ 14,762
Less:
Depreciation and amortization                            1,657               2,194               4,961               6,346
Lease guarantee charge                                      --                  --                 400                  --
Severance                                                1,700               2,127               1,880               3,237
Costs associated with option repricing                    (647)                 --                (647)                 --
Argentina bad debt adjustment                               --               1,500                  --               1,500
Exchange loss                                               62                 (13)              1,025                  19
Interest expense                                         2,816               3,501               8,432               9,844
Minority interest                                          741                 398               1,641                 398
                                                   -----------         -----------         -----------         -----------
Income (loss) from operations
     before income taxes and
     extraordinary item                               $    738            $ (5,026)           $    287           $  (6,582)
                                                   ===========         ===========         ===========         ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

We manufacture alternators, starter motors and other items for heavy duty, automotive, defense and industrial markets. These are supplied under the "Prestolite," "Leece-Neville," and "Indiel" brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. Most of our products are component parts used on diesel and gasoline engines, sold to both aftermarket customers and original equipment manufacturers. We sell our products to a variety of markets, in terms of both end-use and geography.

We operate in five principal geographic regions. While each region primarily sells in its own area, no location sells exclusively into its geographic region. In 2001 we began operation of a joint venture in China, Prestolite Electric Beijing, Ltd., manufacturing and selling alternators and starter motors primarily for heavy duty vehicle applications.

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


RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 28, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 29, 2001

Sales for the quarter ended September 28, 2002 were $43.2 million, an increase of $4.1 million, or 10.2%, from $39.1 million in the third quarter of 2001. The sales increase is attributable to the sales posted by China for 2002 of $4.2 million as compared to $2.4 million in 2001. Also contributing to the increase were North American sales of $25.1 million for the third quarter of 2002 compared to North American sales of $19.3 million for the same period of 2001, a 30.0% increase. This increase resulted from higher defense product and original equipment sales with commercial aftermarket sales about level. Offsetting these increases were Argentinean sales of $3.3 million in the third quarter of 2002 compared to $6.9 million in the same period of 2001, a 51.7% decrease, mostly attributable to the devaluation of the peso. European and South African sales were steady, at $9.0 million and $1.5 million respectively for the third quarters of both 2002 and 2001.

Gross profit was $10.4 million in the third quarter of 2002, or 24.0% of sales. This compares to gross profit of $8.1 million, or 20.6% of sales, in the third quarter of 2001. Continued control of product costs and improvement in our Argentine cost structure (partly because of the peso devaluation) contributed to the improvement. In addition, our gross margins have benefited from the performance of our China joint venture.

Selling, general, and administrative expense was $5.0 million, or 11.7% of sales for the third quarter of 2002, a decrease of $0.6 million, or 10.2%, from $5.6 million, or 14.4% of sales, in the third quarter of 2001. The decrease in selling, general, and administrative expense is the result of the Argentina peso devaluation and the elimination of goodwill amortization.

During the third quarter of 2002 we recorded severance charges of $1.7 million, primarily related to workforce reduction in the United Kingdom. During the third quarter of 2001 we recorded severance charges of $2.1 million primarily related to workforce reductions in Argentina. In 2001 we also recorded an extra $1.5 million charge to cover expected bad debt losses in Argentina. Also during the third quarter of 2002, we recorded a $647,000 benefit related to the decline in fair value of certain stock options.

Operating income in the third quarter of 2002 was $4.3 million, or 9.9% of sales, an improvement of $5.5 million from the operating loss of $1.2 million in the third quarter of 2001. This was due to the factors discussed above.

Other income was $94,000 in the third quarter of 2002 compared to other income of $46,000 in the third quarter of 2001. This consists primarily of miscellaneous income, royalty expense, and trademark expense.

Interest expense was $2.8 million in the third quarter of 2002, a decrease of $0.7 million compared to $3.5 million in the third quarter of 2001. This decrease is primarily due to the reductions in Argentina debt, partially offset by increased debt in the United States.

The benefit from income taxes was $238,000, for the third quarter of 2002 as compared to the $398,000 benefit from income taxes for the third quarter of 2001. The provision for taxes in the United States and China has been largely offset by the benefit of taxes related to severance costs in the United Kingdom. Argentina and South Africa have made no provisions for taxes and expect not to pay taxes related to income for the period due to loss carry-forwards for which no benefit was previously recorded


NINE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 2001

Sales for the nine months ended September 28, 2002 were $120.5 million, a decrease of $2.8 million, or 2.2% from the same period of 2001. The sales decline is mostly attributable to the South American sales of $8.0 million in the first nine months of 2002, a decrease of $19.1 million, or 70.3%, from sales of $27.1 million in the first nine months of 2001, mostly as a result of the peso devaluation. Also contributing to the decline in sales were European sales of $26.5 million, a decrease of $2.5 million or 8.8% from the first nine months of 2001 and African sales of $4.1 million, a decrease of $1.7 million or 29.4% from the first nine months of 2001. These sales decreases were partially offset by North American sales of $70.8 million, an increase of $11.8 million, or 20.1%, from sales of $59.0 million in the first nine months of 2001. This increase is a result of defense product sales up 94% and original equipment sales up 31% over the same period in 2001. The declines were also partially offset by the sales from China of $11.1 million, an increase of $8.7 million or 361.3% from sales of $2.4 million reported in the first nine months of 2001.

Gross profit was $29.0 million in the first nine months of 2002, or 24.1 % of sales. This compares to gross profit of $24.6 million, or 20.0% of sales, in the first nine months of 2001. Continued control of product costs and improvement in our Argentine cost structure (partly because of the peso devaluation) contributed to the improvement. In addition, our gross margins have benefited from the performance of our China joint venture.

Selling, general, and administrative expense was $16.1 million, or 13.4% of sales for the first nine months of 2002, a decrease of $57,000, or 0.4%, from $16.2 million, or 13.1% of sales, in the first nine months of 2001. The decrease in selling, general, and administrative expense is largely attributable to the Argentina peso devaluation and to the elimination of goodwill amortization. An increase in expense was incurred in our China operation as a result of the nine month results reported in 2002 compared to four months in 2001.

During the nine months of 2002 we recorded severance charges of $1.9 million, primarily related to workforce reductions in the United Kingdom. During the nine months of 2001 we recorded severance charges of $3.2 million primarily related to workforce reductions in Argentina. In 2001 we also recorded an extra $1.5 million charge to cover expected bad debt losses in Argentina. Also during the third quarter of 2002, we recorded a $647,000 benefit related to the decline in fair value of certain stock options.

Operating income in the first nine months of 2002 was $11.7 million, or 9.7% of sales, an increase of $8.0 million, from the $3.7 million in the first nine months of 2001. This was due to the factors discussed above.

Other income was $132,000 in the first nine months of 2002 compared to other income of $11,000 in the first nine months of 2001. This consists primarily of miscellaneous income, royalty expense, and trademark expense. In 2002 we also recorded a $125,000 benefit resulting from the demutualization of an insurance provider during the second quarter.

Interest expense was $8.4 million in the first nine months of 2002, a decrease of $1.4 million compared to $9.8 million in the first nine months of 2001. This decrease is primarily due to the reductions in Argentina debt and partially offset by increased debt in the United States.

The provision for income taxes was $228,000 for the first nine months of 2002 as compared to the $491,000 benefit from income taxes for the first nine months of 2001. The provision for taxes in the United States and China has been largely offset by the benefit of taxes related to severance costs in the United Kingdom. Argentina and South Africa have made no provisions for taxes and expect not to pay taxes related to income for the period due to loss carry-forwards for which no benefit was previously recorded.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash used in continuing operating activities was $3.2 million in the nine months ended September 28, 2002. Capital spending (not including the MOSAL transaction) for the nine months of 2002 was $3.1 million, a decrease of $100,000 from the first nine months of 2001. Of the $3.1 million, $1.5 million was spent in the United States and $1.6 million outside the United States. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products.

Debt, net of cash, increased from $109.3 million at December 31, 2001 to $114.4 million at September 28, 2002, an increase of $5.1 million. Factors contributing to this change include the $3.1 million of capital spending, $0.6 million related to exchange rate changes in the U.K., the increase in accounts receivable related to the increased sales volume, and the increase in inventory to support increased OE product and new product investments. We received funds from an escrow deposit of $3.3 million in February 2002 and have spent $0.3 million as it related to the transaction costs and facility arrangements of the discontinued operations.

We had a cash balance of $1.7 million and revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $9.7 million were available based on the September 28, 2002 levels of eligible receivables and inventory which are collateralized to support that debt in the United States. During the first quarter ended March 30, 2002, our Argentine subsidiary reduced their bank debt by $1.3 million and their non-debt discounted receivables by $4.0 million. They no longer have any outstanding bank debt or discounted receivables. We do not anticipate borrowing in Argentina in the near term as we expect operating cash flow to provide short term liquidity needs. In South Africa we borrow from a bank, collateralized by accounts receivable, at the bank's prime lending rate. No additional borrowings were available under the South African credit agreement on September 28, 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 replaces APB No. 16 and eliminates the pooling-of-interests method for any business combinations after June 30, 2001. SFAS 142 superceded APB No. 17 and eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2002. Accordingly, we have adopted SFAS 142 and will no longer amortize goodwill. Goodwill will instead be assessed for impairment at least annually.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB No. 30 would be classified as extraordinary items. The Company is currently reviewing the impact of this provision as well as the other provisions of this statement and will adopt it effective with our 2003 fiscal year-end.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS 146 also provides that the liability be initially measured at fair value. The statement is effective for the Company beginning January 1, 2003. Management will evaluate the impact of SFAS upon adoption.


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


ITEM 4:  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13-a14. Based upon that evaluation, the principal executive officers and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Subsequent to the evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Reports on Form 8-K
             We have not filed any reports on Form 8-K during the quarterly period ended September 28, 2002.

         (b) Exhibits
             99.1 Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
             99.2 Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 14, 2002                       By:/s/ Kenneth C. Cornelius
                                                  ------------------------
                                                  Kenneth C. Cornelius
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)

                        CERTIFICATION ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prestolite Electric Holding, Inc. (the Company) on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report):

I, P. Kim Packard, Chief Executive Officer of the Company. Certify, pursuant to Rule 13a-14, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

         (1)  I have reviewed this quarterly report on Form 10-Q of the Company;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor are the statements misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         (4) Prestolite Electric Holding, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

              a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the Evaluation Date); and

              c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors:

              a. All significant deficiencies in the design of operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data and have identified for our auditors and material weaknesses in internal controls; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

         (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       November 8, 2002                       By:  /s/  P. Kim Packard
                                                       -------------------
                                                   P. Kim Packard, President and
                                                   Chief Executive Officer

                        CERTIFICATION ADOPTED PURSUANT TO
                   SECTION 302 THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prestolite Electric Holding, Inc. (the Company) on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report):

I, Kenneth C. Cornelius, Chief Financial Officer of the Company. Certify, pursuant to Rule 13a-14, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

         (1)  I have reviewed this quarterly report on Form 10-Q of the Company;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor are the statements misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

              a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the Evaluation Date); and

              c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors:

              a. All significant deficiencies in the design of operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data and have identified for our auditors and material weaknesses in internal controls; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

         (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002                           By:  /s/  Kenneth C. Cornelius
                                                       -------------------------
                                                  Kenneth C. Cornelius,
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.             DESCRIPTION


EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002