Form 10-K
period 2002-12-31
PRESTOLITE ELECTRIC HOLDING INC
filed 2003-03-28
CIK 1057053

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file Number 333-49429-01

Prestolite Electric Holding, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3142033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2311 Green Rd., Ste B, Ann Arbor, Michigan	48105
(Address of principal executive offices)	(Zip Code)

(734) 913-6600

(Registrant’s telephone number, including area code)

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

Yes  ✓                No

     As of March 26, 2003, there were 1,969,000 shares of the registrant’s common stock outstanding. There is no public market for the registrant’s common stock.

      This annual report on Form 10-K of Prestolite Electric Holding, Inc. includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report may contain forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which our management shares its knowledge and judgment about factors that they believe may materially affect our performance. We make the forward-looking statements in good faith and believe them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 1. “Business — Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral statements that we make are qualified in their entirety by these factors.

      Readers are urged to carefully review and consider disclosures made in this and other reports that we file with the Securities and Exchange Commission that discuss factors germane to our business.

PART I

Item 1. Business

      We are a global manufacturer and distributor of alternators and starter motors for heavy duty, automotive, defense and industrial markets. We sell our products primarily to the aftermarket and to original equipment manufacturers (“OEMs”). On January 22, 1998, we acquired three businesses from a subsidiary of LucasVarity plc. As a result of the Lucas acquisition, we consolidated a leadership position in our primary markets, expanded our global reach and improved our aftermarket distribution capabilities. We conduct our business through our operating subsidiary Prestolite Electric Incorporated and its subsidiaries.

      We believe that our position in our primary markets can be attributed to the following factors:

      Product Quality and Brand Recognition. We believe our products are generally recognized by our customers as superior based on their advanced technology, reliability, durability and quality.

      Attractive Aftermarket/ Original Equipment Balance. In 2002 approximately 46% of our net sales were to OEM customers and 54% to aftermarket customers. The aftermarket is generally a more stable source of sales and generates higher margins than sales to our OEM customers. See “— Risk Factors — We depend on original equipment manufacturers, whose businesses are cyclical.” We believe that our aftermarket and original equipment businesses are complementary and provide us with a competitive advantage in meeting customer needs and in maintaining the high levels of expertise necessary to compete successfully in both markets. The engineering and manufacturing capabilities necessary to meet the requirements for original equipment technology and quality are transferable to our aftermarket operations. The use of our products as original components in OEM products is a major factor in generating aftermarket demand. Further, the understanding of replacement activity gained through the aftermarket enhances our understanding of the needs of OEMs. See “— Market Dynamics.”

      Applied Technological and Engineering Capabilities. We have built an engineering team with in-depth design and application experience, which allows us to introduce innovative new products and applications. Product design, development and application are performed by dedicated engineering teams, which work closely with customers to design products and systems that meet each customer’s specifications.

      International Presence. We currently conduct business in the United States, the United Kingdom, South Africa, China and Argentina. Approximately 47% of our net sales in 2002 were to customers outside of North America. As our original equipment customers expand their manufacturing operations in foreign countries, we expect that these customers will increasingly turn to suppliers who can support their locally-manufactured OEM products and aftermarket requirements. See “— Risk Factors — We have risks because of foreign operations.”

Products

      We manufacture and distribute alternators and starter motors, primarily for use in heavy duty vehicles and automobiles. Our products are also used in a broad range of industrial applications.

      Alternators. We manufacture alternators and regulators primarily for heavy duty applications, generally under the Leece-Neville or Prestolite brand names, and for automotive applications. Alternators are electric generators that produce rectified direct current. Alternator output is directly related to frame size, or diameter. We manufacture alternators in sizes ranging from 5 inches to 8 9/16 inches (127mm to 217mm) for use in off-road vehicles, refrigerated trucks, trucks, generator sets, military vehicles, buses and special purpose vehicles such as ambulances. We produce smaller alternators for a wide variety of cars, light to medium trucks and agricultural vehicles.

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

Markets

     Market Dynamics

      Aftermarket. The aftermarket consists of the production and sale of both new and remanufactured parts used in the maintenance and repair of vehicles. Our aftermarket distribution channels consist of:

•	the aftermarket arms of original equipment suppliers;

•	independent distributors, who supply repair shops, dealers and retailers; and

•	government agencies that directly purchase our aftermarket products.

      Our newly-manufactured aftermarket products compete with remanufactured products, which consist of used components that are reassembled into finished products. Distribution through independent distributors is an additional important element of the aftermarket. Although the distributors’ share of the North American and European aftermarket has declined in recent years, independent distributors continue to be important.

      Original Equipment. The original equipment market consists of the production and sale of new component parts for use in the manufacture of new vehicles or equipment. Original equipment sales are generally made to the vehicle OEM, although some sales may be to another component manufacturer, which in turn supplies the OEM.

     Markets Served

      We sell our products to a variety of markets, including:

      Heavy Duty. The heavy-duty market includes heavy-duty trucks, school and shuttle buses, emergency vehicles, off-road and special purpose vehicles, refrigerated trucks and generator sets. Our heavy-duty products are designed primarily for use with diesel engines, generally 2.5 liters or larger.

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

Customers and Competition

      Most of our products are component parts used on diesel or gasoline engines. Vehicle components often do not last for the entire life of the vehicle. As a result, sales are made to both aftermarket and original equipment customers. Our sales to OEM customers represented approximately 46% of our 2002 net sales, with the remaining sales derived from aftermarket customers.

      No single customer individually accounts for more than ten percent of our consolidated revenues.

      We operate in highly competitive markets. While no single competitor competes with us in all of our product lines, we face significant competition in each of our product lines. In addition, we are under constant pressure from our major OEM customers to reduce product costs. We believe that our experience in engineering and implementing cost reduction programs and our ability to develop new and improved products and to control manufacturing and development costs should allow our products and prices to remain competitive. See “— Risk Factors — We face substantial competition.”

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

Discontinued Operations

      In August of 2000 we sold our direct current motor business, switch business and battery charger business. As discussed in Note 3 of our audited financial statements, these businesses generated approximately $44 million of sales during the seven months of our ownership in 2000. We treat these as “discontinued operations” in the financial statements. Consequently, they are not included in the discussion above and the sales of these businesses are not included in the consolidated sales shown in our financial statements.

      We sold these businesses for a total contract price of $62.0 million, less certain receivables and subject to certain adjustments. The adjusted sale price was approximately $57.4 million.

Seasonality, Raw Materials and Backlog

      Our sales to OEMs accounted for approximately 46% of our net sales for the year ended December 31, 2002. As a result, a significant portion of our sales are related to the overall level of domestic and foreign vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors which may have an effect on our sales. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle industries may adversely affect the demand for our products. The balance of our aftermarket and OEM sales, as well as the diversity of our OEM markets served (both in terms of end-use and geography), help stabilize our revenues. However, a decline in the demand for or production of new vehicles could have a materially adverse effect on our results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

      We have the exclusive right to use the “Prestolite Electric” trade name for use with alternator and starter motors. “Prestolite Wire”, “Prestolite Batteries”, “Prestolite Motors”, and “Prestolite Switches” are sold by unrelated companies. We formerly had the right to the “Prestolite Electric” name under a perpetual, royalty-free license from AlliedSignal Corporation (now Honeywell Incorporated). At the end of 1999, we formed a limited liability company that acquired the rights to the “Prestolite” name from AlliedSignal.

      On April 8, 1998, we entered into an agreement with Hitachi, Ltd., a Japanese corporation, for a seven-year non-exclusive, non-transferable license to manufacture and sell certain starter motors and alternators utilizing Hitachi’s proprietary technology in exchange for a one-time fee of ¥30.0 million (approximately $0.2 million as of that date) and royalty payments based on the net sales of such products.

Employees

      We had approximately 2,100 employees as of December 31, 2002. There are no collective bargaining agreements in effect with respect to any of our United States employees. All of the hourly employees at our United Kingdom, South African, Argentine, and Chinese facilities are members of unions. We have not experienced a strike or work stoppage at any of our facilities, except in South Africa. The actions in South Africa were part of nationwide, industry-wide actions that included our facility. We cannot assure you that a strike or work stoppage will not occur in the future at any of our facilities.

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

      Our sales to OEMs accounted for approximately 46% of our net sales for the year ended December 31, 2002. As a result, a significant portion of our sales are related to the overall level of domestic and foreign vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle or material handling industries may adversely affect the demand for our products. A decline in the demand for or production of new vehicles could materially adversely affect our results of operations. In addition, we are under increasing pressure from our major OEM customers to reduce product costs. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have risks because of our foreign operations.

      We currently conduct business in the United States, the United Kingdom, South Africa, China and Argentina. Approximately 47% of our net sales in 2002 were to customers outside of North America. Adverse results from our foreign operations could hurt the results of our operations. The success of our international operations will depend on numerous factors, many of which are beyond our control, including economic and political conditions in the countries in which we operate. In particular, Argentina and South Africa have historically been less economically and politically stable than the United States and the United Kingdom. International operations may also increase our exposure to certain risks inherent in doing business outside the United States, including slower payment cycles, unexpected changes in regulatory requirements, potentially adverse tax consequences, restrictions on the repatriation of profits and assets and compliance with foreign laws and standards.

      In addition, most of our employees outside of the United States are represented by labor unions. We cannot assure you that a strike or work stoppage will not occur or that actions taken by us will not adversely affect our relations with our unionized employees.

We have risks related to currency fluctuations.

      Due to our operations outside of the United States we experience foreign currency exchange gains and losses. Fluctuations between the United States dollar and other currencies may adversely affect our results of operations. While we may engage in foreign currency hedging transactions that may moderate the overall effect of such currency exchange rate fluctuations, we expect that we will be affected by such fluctuations, and we cannot assure you that we will be successful in any hedging activities. We also cannot assure you that such exchange rate fluctuations will not cause significant fluctuations in quarterly results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We depend on our key personnel.

      Our performance depends in part upon the continued service of our executive officers, including P. Kim Packard, our chief executive officer. The loss of the services of any of our key employees could materially adversely affect our results of operations. We do not maintain a “key man” life insurance policy on any of our executives or employees. Our future success also depends on the ability to identify, hire, train, and retain other highly qualified technical and managerial personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract or retain necessary personnel in the future. Failure to attract and retain the necessary technical and managerial personnel could materially adversely affect our results of operations.

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

We are highly leveraged and have significant debts that we may be unable to pay.

      We have a significant amount of debt. As a result, we are highly leveraged and have significant interest expense. In addition, subject to the restrictions contained in the Indenture governing our senior notes and in our bank credit facilities, we may incur additional debt from time to time to pay for acquisitions or capital expenditures or for other purposes. As of December 31, 2002, we had $109.4 million of consolidated indebtedness outstanding and our stockholders’ deficit was approximately $35.9 million.

      Our ability to make scheduled payments of principal or interest on, or to refinance, our debt will depend on future operating performance and cash flow. Our operating performance and cash flow are subject to prevailing economic conditions, prevailing interest rate levels and financial, competitive, business and other factors which may be beyond our control. The degree to which we are leveraged could have important consequences to holders of our senior notes, including, but not limited to, those discussed below under “-Our debt agreements have restrictive covenants and limitations” and:

•	our ability to obtain additional financing may be impaired;

•	a substantial portion of our cash flow from operations must be dedicated to paying interest on our debt which reduces funds available to us for other purposes;

•	we are substantially more leveraged than certain of our competitors which may place us at a competitive disadvantage;

•	we may be hindered in our ability to adjust rapidly to changing market conditions;

•	our substantial degree of leverage may affect certain suppliers’ willingness to give us favorable payment terms; and

•	our substantial leverage could make us more vulnerable in the event of an economic downturn.

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

      Our credit facilities in the United States and United Kingdom include certain negative covenants and restrictions on our actions including, without limitation, restrictions on:

•	making investments, loans and advances and paying of dividends and other restricted payments;

•	incurring additional debt;

•	granting most liens;

•	entering into mergers, consolidations and sales of all or a substantial part of our business or property;

•	selling receivables or repaying other debt; and

•	guaranteeing certain obligations.

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

We are controlled by Genstar Capital Corporation.

      As of December 31, 2002, Genstar Capital Corporation controlled 97.5% (87.6% on a fully-diluted basis) of our common stock. Consequently, Genstar has the ability to control our business and affairs by virtue of its ability to elect a majority of our board of directors and its voting power with respect to actions requiring stockholder approval. See Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Item 2. Properties

      Our corporate headquarters are located at 2311 Green Road, Ann Arbor, Michigan 48105, which we lease. The phone number at that location is (734) 913-6600. The following table sets forth certain information regarding the major facilities we operated as of December 31, 2002:

		Square	Owned/Leased
Location	Use	Feet	(Lease expiration date)

Ann Arbor, MI	Headquarters	8,000	Leased (Dec. 2003)
Arcade, NY	Manufacturing	342,800	Owned
Florence, KY	Warehouse	90,365	Leased (June 2004)
Garfield, NJ	Manufacturing	42,000	Leased (month to month)
Leyland, England (U.K.)	Manufacturing	250,000	Leased (April 2006)
Acton, England (U.K.)	Manufacturing	368,000	Owned
Johannesburg, South Africa	Manufacturing	118,400	Owned
Buenos Aires, Argentina	Manufacturing	159,000	Owned
San Lorenzo, Argentina	Manufacturing	76,676	Owned
San Luis, Argentina	Manufacturing	30,800	Owned
Beijing, China	Manufacturing	110,000	Leased

      We believe that suitable additional space, if needed, will be available on commercially reasonable terms. We believe that we comply with all relevant environmental regulations related to our properties.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     Market Information

      There is no established public trading market for our common stock.

      As of March 20, 2003, there were 1,969,000 shares of our common stock outstanding. Management shareholders owned 49,000 shares. The other 1,920,000 shares were in a trust controlled by Genstar Capital Corporation. As of March 20, 2003, there were employee-held options outstanding to purchase up to an additional 222,514 shares of our common stock.

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

Item 6. Selected Financial Data

      The following table sets forth our selected consolidated historical financial data as of and for the periods indicated. The statements of operations data for each of the fiscal years in the three-year period ended December 31, 2002 and the balance sheet data as of December 31, 2001 and 2002 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K, and are restated to account for the discontinuance of businesses, as discussed above and in Note 3 to our audited financial statements. The statements of operations data for each of the fiscal years in the two year period ended December 31, 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 have been derived from our audited financial statements not included in this annual report on Form 10-K, restated to account for the discontinuance of businesses, as discussed above. The information in the table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the notes thereto, included elsewhere in this annual report on Form 10-K.

      Schedule of selected financial data:

	Years Ended December 31,

	1998	1999	2000	2001	2002

Statement of Operations Data:
Net sales	$208,999	$187,874	$171,890	$159,295	$167,261
Cost of goods sold	167,453	151,613	139,641	127,025	126,543
Selling, general and administrative expenses	29,444	28,462	24,713	22,253	22,171
Costs associated with option repurchase	2,101	2	173	647	(313)
Special charges(e)	—	—	3,450	1,500	—
Severance	711	450	2,226	4,599	2,853
Operating income	9,290	7,347	1,687	3,271	16,007
Other expense (income)(a)	(88)	(1,024)	(618)	78	(62)
Real estate provision					1,000
Loss on foreign exchange	—	—	1,121	461	1,017
Interest expense	13,494	15,816	15,025	13,241	11,252
Minority interest	—	—	—	950	2,541
Income (loss) from continuing operations before income taxes and extraordinary items	$(4,116)	$(7,445)	$(13,841)	$(11,459)	$259
Provision for (benefit of) income taxes	(693)	(715)	(4,485)	(1,647)	(290)
Income (loss) from continuing operations before extraordinary items	$(3,423)	$(6,730)	$(9,356)	$(9,812)	$549
Net earnings (loss) per common share from continuing operations before extraordinary items(b):
Basic	$(1.62)	$(3.38)	$(4.71)	$(4.94)	$0.28
Diluted	$(1.62)	$(3.38)	$(4.71)	$(4.94)	$0.27
Shares used in computing earnings per share(b):
Basic	2,111,812	1,993,000	1,985,000	1,985,000	1,969,000
Diluted	2,111,812	1,993,000	1,985,000	1,985,000	2,036,000
Balance Sheet Data (at end of period):
Working Capital (excluding debt)	$37,060	$47,844	$52,931	$40,618	$42,900
Total assets	181,567	179,604	144,319	124,373	120,485
Total debt	140,752	151,126	113,035	112,244	109,440
Stockholders’ equity (deficit)	(8,918)	(16,292)	(7,083)	(25,350)	(35,942)
Other Data:
Adjusted EBITDA(c):	$21,342	$18,388	$16,878	$19,079	$25,398
Cash flow from operating activities:	(4,021)	(1,107)	(7,745)	(2,756)	11,251
Cash flow from investing activities:	(53,262)	(10,847)	47,791	(4,473)	(5,384)
Cash flow from financing activities:	57,557	10,418	(30,584)	268	(4,226)
Ratio of earnings to fixed charges(d):	—	—	—	—	1.0

a)	Other expense (income) consists primarily of pension expense for inactive United States defined benefit pension plans, gains on the sale of fixed assets, interest income, royalty and trademark expenses.

b)	Earnings per common share and shares used in the computation reflect the 20-for-1 stock split effective March 25, 1998.

c)	Adjusted EBITDA is defined as operating profit plus depreciation, amortization and other charges. Adjusted EBITDA-related information is presented in the manner as defined herein because we believe it is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness. Adjusted EBITDA is the financial performance measure used by the Chief Executive Officer, Chief Financial Officer and management to evaluate the Company’s operating performance. Operating profit is the most closely applicable financial measure calculated based on generally accepted accounting principles. However, Adjusted EBITDA-related information should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Because Adjusted EBITDA-related information is not calculated identically by all companies, the presentation in this report is not likely to be comparable to those disclosed by other companies.

d)	For purposes of computing the ratio of earnings to fixed charges, earnings include income before income taxes, discontinued operations and extraordinary items plus fixed charges. Fixed charges consist of interest expense and 33% of rental expense (deemed by management to be representative of the interest factor of rental payments). Earnings were insufficient to cover fixed charges in 2001 by $11.5 million, in 2000 by approximately $13.8 million, in 1999 by $7.4 million, and in 1998 by $4.0 million.

e)	Special charges in 2001 are $1.5 million for Argentina bad debt expense and in 2000 are the costs associated with the write down of the investment in Ecoair Corp. and two specialty alternator projects.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We manufacture alternators, starter motors and other items for the heavy duty, automotive, defense and industrial markets. These are supplied under the “Prestolite,” “Leece-Neville,” and “Indiel” brand names for original equipment and aftermarket application on a variety of vehicles and industrial equipment. We sell our products to a variety of markets, in terms of both end-use and geography.

      We operate in five principal geographic regions. While each region primarily sells in its own area, no region sells exclusively into its geographic region.

      Our North American and European facilities produce alternators, starter motors, inline pumps, and other products, primarily for installation on diesel engines used in the heavy duty, defense, marine and industrial markets. These facilities are located in Arcade, NY; Florence, KY; Garfield, NJ; Acton, England; and Leyland, England.

      Our South African and South American facilities manufacture lighter duty alternators and starter motors. These facilities are located in Johannesburg, South Africa; and in Buenos Aires and San Luis, Argentina. The Argentina operation also manufactures distributors. In both South Africa and Argentina a significant portion of our sales are to the automotive aftermarket, and a portion of those aftermarket sales consist of products purchased for resale.

      Prestolite Electric Beijing, Ltd. manufactures alternators in China, selling primarily into the heavy duty (non-automotive) market.

Results of Operations

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net sales were $167.3 million in 2002, an increase of $8.0 million, or 5.0%, from $159.3 million in 2001. The increase in sales of our China and North American activities offset the decrease in sales of our other locations. China sales increased $8.7 million to more than double the reported sales of 2001. North American sales increased $20.9 million, or 27.2%. European sales decreased $0.7 million, a 1.8% decline; South African sales decreased $1.8 million, a 25.1% decline; and Argentina sales decreased $19.2 million; a 62.4% decline. The decline in the value of the Argentine peso was the major cause of the Argentina sales decline. China, a relatively new market in an economically controlled environment, experienced volume increases. In addition, the China joint venture only began operations in April of 2001.

      Gross profit was $40.7 million in 2002, or 24.3% of sales. This compares to gross profit of $32.3 million in 2001, or 20.3% of sales. The increase of gross profit as a percent of sales is a result of cost savings, an increase in higher-margin sales in China, and the benefit of the devaluation of the Argentine peso, which reduced the cost of product produced in Argentina.

      Selling, general, and administrative expense was $22.2 million, or 13.3% of sales in 2002, approximately the same as the $22.3 million, or 14.0% of sales recorded in 2001. The slight reduction in selling, general, and administrative expense is attributable to the reduction of amortization on goodwill due to the implementation of Statement of Financial Accounting Standard No. 142 for 2002 and to cost savings recognized from continuing programs.

      In 2001, we recorded a charge of $1.5 million to cover anticipated bad debt charges in Argentina related to the Argentine economic and monetary crisis, as discussed in Note 2 of our financial statements.

      During 2001 we extended the expiration date on certain outstanding stock options and recorded a charge of $0.6 million to recognize the difference between the fair market value and the aggregate exercise price of the options extended. During 2002 we reduced the number of options outstanding as part of a reduction in the exercise price of all options. This triggered variable accounting for our options. As a result of the decline of the estimated fair market value of our shares we recorded a benefit of $0.3 million related to the option program.

      During 2002 we recorded severance and restructuring expense of $2.9 million, primarily related to personnel reductions in the United Kingdom and the closing of a plant in Argentina. This compares to severance charges of $4.6 million in 2001. The 2001 charges were also primarily because of personnel reductions in the United Kingdom and Argentina.

      Operating income in 2002 was $16.0 million, an increase of $12.7 million, or 389.4%, from the $3.3 million in 2001. This was due to the factors discussed above.

      Other income was $62,000 in 2002 compared to other expense of $78,000 million in 2001. This consists primarily of export rebates offset by royalty and trademark expenses.

      In 2002 we recorded a $1.0 million loss on foreign exchange, compared to a $0.5 million loss in 2001. In each case more than half of the charge resulted from the decline in the value of the Argentina peso. In 2002 we expensed $1.0 million to write down the value of an idle facility held for sale and to cover anticipated costs associated with a lease guarantee issued as part of our sale of a business in 1997.

      Interest expense was $11.3 million in 2002, a decrease of $1.9 million, or 15.0%, compared to $13.2 million in 2001. This decrease is a result of decreases in debt and the elimination of high cost borrowings in Argentina.

      The benefit from income taxes was $0.3 million on the $0.3 million income from continuing operations before taxes and extraordinary items for 2002. Our operation in China enjoyed a tax holiday through 2002 and is scheduled to pay taxes at 12% for the next three years. This compares to a benefit from income taxes of $1.6 million for 2001 on an $11.5 million loss from continuing operations before taxes and an extraordinary item.

      Extraordinary income of $0.4 million, net of taxes, was recorded in 2002 and 2001 related to a gain on the repurchase of senior notes.

      Effective August 4, 2000, we sold our discontinued businesses, providing for expected costs related to that transaction. In 2001, we recorded a $1.6 million loss on disposal of discontinued operations, to cover costs related to the closing of a facility used by the buyer of those businesses for a period of time after the sale, but retained by us and currently categorized as held for sale.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Sales from continuing operations were $159.3 million in 2001, a decrease of $12.6 million, or 7.3%, from $171.9 million in 2000. The increase in sales attributable to the new China activity, $8.0 million, was more than offset by the decreases in sales in our other locations. North American sales decreased $2.9 million, or 3.7%. European sales decreased $7.3 million, a 16.5% decline. South African sales decreased $3.5 million for a 33.6% decline, and Argentina sales decreased $6.8 million for an 18.1% decline. Worldwide economic factors resulted in lower volumes of sales in most locations. China, being a new operation for us, had no 2000 comparison to determine an increase or decrease.

      Gross profit was $32.3 million in 2001, or 20.3% of sales. This compares to 2000 gross profit of $32.2 million, or 18.8% of sales. The increase of gross profit as a percent of sales was a result of cost savings, an increase in higher-margin sales in China and a decrease in lower margin sales in Argentina.

      Selling, general, and administrative expense was $22.3 million, or 14.0% of sales in 2001, a decrease of $2.5 million, or 10%, from $24.7 million, or 14.4% of sales in 2000. Reduction in selling, general, and administrative expense was attributable to cost savings recognized from continuing programs that offset the increases resulting from the startup of the China operation.

      In 2001, we recorded a charge of $1.5 million to cover anticipated bad debt charges in Argentina related to the Argentine economic and monetary crisis, as discussed in Note 2 of our financial statements. We also recorded a charge of $0.6 million resulting from the extension of the expiration of options to purchase company stock issued to specific employees. In 2000, we recorded a charges of $3.5 million to write off the investment and costs of two specialty alternator projects and $0.2 million associated with the repurchase of options from departed employees.

      Operating income in 2001 was $3.3 million, or 2.1% of sales, an increase of $1.6 million, or 93.9%, from the $1.7 million, or 1.0% of sales, in 2000. This was due to the factors discussed above.

      Other expense was $78,000 in 2001 compared to other income of $0.6 million in 2000. This consists primarily of export subsidies offset by royalty and trademark expense.

      Interest expense was $13.2 million in 2001, a decrease of $1.8 million, or 11.9%, compared to $15.0 million in 2000. This decrease was the result of a decrease in debt because of the proceeds of the sale of three businesses in August, 2000.

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

      Effective August 4, 2000, we sold our discontinued businesses, recording a gain of $14.5 million after providing for expected costs related to that transaction. In 2001, we recorded a $1.6 million loss on disposal of discontinued operations, to cover costs related to the closing of a facility used by the buyer of those businesses for a period of time after the sale, but retained by us.

Liquidity and Capital Resources

      Cash provided by continuing operating activities in 2002 was $8.5 million compared to cash usage of $1.3 million in 2001 and $4.9 million in 2000. Discontinued operations provided $2.7 million of cash in 2002 as we received funds from escrow and continued to maintain facilities previously used by those businesses. That compares to cash usage related to the discontinued operations of $1.4 million in 2001. Capital spending of continuing activities was $5.1 million in 2002 compared to $4.6 million in 2001 and $6.4 million in 2000. In 2002 capital spending was $2.0 million in the United States, $1.3 million in the United Kingdom, $1.1 million in Argentina, $0.1 million in South Africa, and $0.1 million in China compared to $2.5, $1.0, $0.7, $0.2, and $0.2 million respectively in 2001. Capital expenditures for 2003 are expected to be approximately $6.0 million. These expenditures are primarily for capacity increases, new product designs, and cost reduction.

      Debt, net of cash, $105.1 million at December 31, 2002, decreased by $4.3 million in 2002. We had revolving credit facilities in the United States and United Kingdom under which additional borrowings of $11.5 million and $2.3 million, respectively, were available based on the December 31, 2002 levels of eligible receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. At the end of 2002, we had no bank debt or discounted checks outstanding in Argentina. In South Africa we borrow from a bank on an unsecured basis.

      Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). We used that $0.606 rate to translate the December 31, 2001 balance sheet of our Argentine subsidiary. We translated the accompanying income statements for 2000, and 2001 at $1.00 per peso. The Argentine peso ended 2002 with a value of $0.2972 and we used that rate to translate the December 31, 2002 Argentina balance sheet. We translated the income statement at various monthly peso values ranging from a high of $0.597 (January) to a low of $0.274 (June). As the result of using the devalued rate, we recorded in 2002 and 2001 a foreign exchange loss of $0.9 million and $0.3 million, respectively and a charge to other comprehensive income of $5.1 million and $6.2 million, respectively, representing the cumulative translation adjustment. Because of the impact of the financial crisis on our customers, in 2001 we recorded a $1.5 million charge to cover anticipated bad debts in Argentina.

     Pension plans

      In the United States, we offer our current employees a defined contribution (401k) pension plan. In 2002 we recorded $0.4 million of expense related to this plan. We also cover certain previous employees under a defined benefit plan. At December 31, 2002, that plan has estimated obligations of $3.4 million and assets of $2.5. During 2002 we recorded no expense related to this plan. We recorded an additional minimum liability of $0.9 million representing the unfunded pension obligation as an element of comprehensive income.

      In England and South Africa our employees are covered by defined benefit pension plans to which both Prestolite and the employees contribute. At December 31, 2002, these plans have estimated obligations of $37.7 million and assets of $30.0 million. During 2002 we recorded expense of $0.8 million related to these plans. We recorded an additional minimum liability of $8.3 million representing the unfunded pension obligation as an element of comprehensive income.

      In Argentina, we have unfunded pension obligations to nine former employees. That obligation is estimated at $0.6 million as of December 31, 2002, which we have accrued as a liability. During 2002 we recorded expense of $0.1 million related to this plan.

      The table below summarizes the change in our benefit obligation and in plan assets during 2002.

		England
	United	& South
	States	Africa	Argentina	Total

	$ Thousands
Assets
January 1, 2002	$2,840	$31,064	$—	$33,904
Return on Assets	(147)	(5,454)	—	(5,601)
Contributions, net of Benefits	(209)	944	—	735
Currency Change	—	3,490	—	3,490
All Other	—	(39)	—	(39)

December 31, 2002	2,484	30,005	—	32,489
Obligation
January 1, 2002	3,108	30,384	1,189	34,681
Costs*	478	3,500	213	4,191
Benefits Paid	(209)	(779)	(213)	(1,201)
Participants’ Contributions		653	—	653
Currency Change	—	4,045	(608)	3,437
All Other	—	(26)	—	(26)

December 31, 2002	3,377	37,777	581	41,735

Net (Liability)	$(893)	$(7,772)	$(581)	$(9,246)

*	Includes service cost, interest costs, and actuarial costs.

      Additional information about our pension plans is provided in Footnote 13 of our financial statements.

      We expect our liquidity needs to consist primarily of working capital needs and scheduled payments on certain contractual obligations. We expect our short-term liquidity needs to be provided by operating cash flows and borrowings under our revolving credit facilities. We expect to fund our long term liquidity needs from our operating cash flows, the issuance of debt and/or equity securities, or from bank borrowings.

     Contractual cash obligations

      Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under lease agreements. The following table summarizes our fixed cash obligations over various future periods as of December 31, 2002:

	Payments due by period

		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Debt(a)	$5,752	$1,191	$2,042	$2,416	$103
Lines of credit(a)	2,545	2,545	—	—	—
9.625% Senior unsecured notes	98,533	—	—	—	98,533
Capital lease obligations(b)	1,822	457	765	487	113
Operating leases	1,749	1,014	633	102	—
Other long term obligations(c)	1,154	488	642	10	14

Total contractual cash obligations	$111,555	$5,695	$4,082	$3,015	$98,763

(a)	Certain conditions of default under the long-term debt agreements in the United Kingdom may allow our United Kingdom bank to cancel the debt commitments or to require repayment of drawn amounts. Lines of credit represent the amounts outstanding at December 31, 2002 on credit facilities in the United States, United Kingdom, South Africa and in Argentina. Although the revolving credit agreements may extend beyond one year, outstanding amounts have been reported as current liabilities on the balance sheet.

(b)	Lessors of capital leases have been granted a first priority security interest in all of the Company’s right, title and interest in the equipment covered under the lease obligations.

(c)	Includes the debt incurred with the Mosal acquisition in Argentina and other miscellaneous commitments.

      We have other commercial commitments that secure foreign purchases, VAT obligations, custom bonds, and insurance coverage. The table below summarizes these commitments as of December 31, 2002:

	Amount of commitment expiration per period

		Less than	1 to 3	4 to 5	After 5
	Total	1 year	years	years	years

Letters of credit	$813	$813	$—	$—	$—
Other commercial commitments(a)	2,304	2,304	—	—	—
Total commercial commitments	$3,117	$3,117	$—	$—	$—

(a)	Other commercial commitments include a $1.9 million contribution to the joint venture, Prestolite Electric Beijing, Ltd.

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

      Estimating valuation allowances, including customer items and inventory. On a quarterly basis, the Company evaluates its significant reserves and valuation allowances and makes revisions in estimates as required. The ultimate cost or loss to the Company changes as additional information regarding the uncertainty becomes available. The Company considers the following in establishing these reserves:

•	Management analyzes accounts receivable balances on an on-going basis, including historical bad debt information, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowances for accounts receivable. An analysis of the current ageing of accounts receivable is reviewed on a by customer basis.

•	Management analyzes inventory on an on-going basis, including the adequacy of the reserve for excess and slow moving inventory. Management utilizes computer modeling techniques to analyze inventory movements but historical trends involve risk and uncertainties regarding the anticipated mix of products sold.

      Estimating warranty reserves. The Company warrants to their customers that products are defect-free and meet certain specifications and these customers in turn often offer warranties to their customers. As a result, the company receives claims and requests for payments from their customers to remedy complaints. On an on-going basis management reviews historical trends of the warranty costs by product and customer and estimates the anticipated liability. The adequacy of the warranty reserve may be affected by an unanticipated product failure and requests for payments from the customers, but this would not materially adversely affect the results of operations.

      Foreign currency transactions and translations. The Company has significant operations overseas, located in the United Kingdom, South Africa, Argentina and China. Management evaluates the appropriate functional currency based on the volume of intercompany transactions and volume of exports. Each reporting period the results of operations of the Company’s foreign subsidiaries are translated at the appropriate functional currency (currently the local currency for each location). Foreign currency translation gains or losses on intercompany loans that are of a long-term investment nature that are not included in net income for the period are reported separately as a component of equity. Foreign currency gains and losses on third party transactions and intercompany transactions that are not of a long-term investment nature are reported in the operating statement.

      Pensions. Annual net periodic expense and benefit liabilities under our defined plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each December, we review the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy.

New accounting pronouncements

      In 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and required impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2002. Accordingly, we no longer amortize goodwill of $3.7 million as of December 31, 2001. This goodwill will instead be assessed for impairment at least annually.

      The FASB also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” during 2001. This standard requires the Company to recognize an impairment loss if the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows. The loss is the difference between the carrying value and the fair value. The adoption of this statement did not have any impact on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. This statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends SFAS No. 13, “Accounting for Leases,” to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption on January 1, 2003, any gain or loss from extinguishments of debt recorded in prior periods will be reclassified to income from continuing operations. We are currently reviewing the other provisions of this Statement and will adopt them effective in 2003.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 29, 2002. We are currently reviewing the provisions of this Statement and will adopt it effective with our 2003 fiscal year.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee’s issuance. The disclosure requirements of FIN No. 45 are effective for our 2002 financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. We do not believe the adoption of this portion of the Interpretation will have a material effect on our financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 effective for the fiscal year ended December 31, 2002.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. We have not yet determined the impact that this Interpretation will have on our financial position or results of operations.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

CONTENTS

Item 8. Financial Statements and Supplementary Data

Page(s)

Report of Independent Accountants	F1
Financial Statements
Consolidated Balance Sheet	F2
Consolidated Statement of Operations	F3
Consolidated Statement of Stockholders’ Equity (Deficit)	F4
Consolidated Statement of Cash Flows	F5
Notes to Consolidated Financial Statements	F6-F26
Financial Statement Schedule — Valuations and Qualifying Accounts	F27

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

Report of Independent Accountants

To the Board of Directors of

Prestolite Electric Holding, Inc.

      In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Prestolite Electric Holding, Inc. and its subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Prestolite Indiel Argentina S.A., a wholly owned subsidiary, which statements reflect total assets of $14,642,000 and $20,497,000 and as of December 31, 2002 and 2001, respectively, and total revenues of $15,831,000, $33,884,000, and $40,785,000 for each of the three years in the period ended December 31, 2002. Those statements were audited by other auditors whose report thereon has been furnished to us, and in our opinion expressed herein, insofar as it relates to the amounts for Prestolite Indiel Argentina S.A., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      As discussed in Note 9 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill resulting from its adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

February 28, 2003

Detroit, Michigan

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(In thousands, except share amounts)

	2002	2001

Assets
Current assets
Cash	$4,386	$2,907
Accounts receivable, net of allowance for doubtful accounts of $1,801 and $2,138 at December 31, 2002 and 2001, respectively	28,264	24,900
Inventories, net	38,699	40,889
Prepaid and other current assets	2,675	4,280

Total current assets	74,024	72,976
Property, plant and equipment
Land, building and improvements	16,649	17,463
Machinery and equipment	53,471	47,482
Construction in progress	1,617	1,957

	71,737	66,902
Less — accumulated depreciation	(38,705)	(33,071)

	33,032	33,831
Investments	577	577
Goodwill	4,048	3,677
Other intangible assets, net	3,393	3,414
Long-term receivables and pension assets	3,435	4,184
Net assets related to discontinued operations	1,976	5,714

Total assets	$120,485	$124,373

Liabilities
Current liabilities
Revolving credit	$3,575	$6,834
Current portion of long-term debt	740	402
Accounts payable	16,118	18,351
Accrued liabilities	15,006	14,007

Total current liabilities	35,439	39,594
Long-term debt	105,125	105,008
Other non-current liabilities	9,955	1,754

Total liabilities	150,519	146,356
Minority interest	5,908	3,367
Stockholders’ Equity (Deficit)
Common stock, par value $.01; 5,000,000 shares authorized; 1,969,000 and 1,985,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	2	2
Paid-in capital	16,957	17,269
Retained earnings (accumulated deficit)	(5,151)	(6,131)
Notes receivable, employees’ stock purchase, 7.74% due 2002	(105)	(395)
Treasury stock, 1,334,000 and 1,318,000 shares at December 31, 2002 and 2001, respectively	(24,900)	(24,625)

Total stockholders’ deficit before accumulated other comprehensive income (loss)	(13,197)	(13,880)
Minimum pension liability	(9,156)	—
Foreign currency translation adjustment	(13,589)	(11,470)

Accumulated other comprehensive income (loss)	(22,745)	(11,470)
Total stockholders’ equity (deficit)	(35,942)	(25,350)

Total liabilities and stockholders’ equity (deficit)	$120,485	$124,373

The accompanying notes are an integral part of the consolidated financial statements.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands, except per share amounts)

	2002	2001	2000

Net sales	$167,261	$159,295	$171,890
Cost of goods sold	126,543	127,025	139,641

Gross profit	40,718	32,270	32,249
Selling, general and administrative expenses	22,171	22,253	24,713
Costs associated with option repurchase and extension	(313)	647	173
Charge and write-down related to two specialty alternator projects	—		3,450
Additional Argentina bad debt provision	—	1,500
Severance and restructuring	2,853	4,599	2,226

Operating income	16,007	3,271	1,687
Other expense (income)	(62)	78	(618)
Loss on foreign exchange	1,017	461	1,121
Real estate provision	1,000	—	—
Interest expense	11,252	13,241	15,025
Minority interest	2,541	950	—

Income (loss) from continuing operations, before income taxes and extraordinary item	259	(11,459)	(13,841)
Income tax benefit	(290)	(1,647)	(4,485)

Income (loss) from continuing operations before extraordinary item	549	(9,812)	(9,356)
Income from discontinued operations, net of taxes	—	—	2,290
Gain (loss) on sale of discontinued operations, net of taxes of $0, $0, and $8,860, respectively	—	(1,600)	14,488
Extraordinary item — gain (loss) on senior note transactions, net of taxes	431	391	4,063

Net income (loss)	$980	$(11,021)	$11,485

Basic earnings per common share
Income (loss) from continuing operations	$0.28	$(4.94)	$(4.71)
Income from discontinued operations, including gain (loss) on sale of discontinued operations	—	(0.81)	8.45
Extraordinary item	0.22	0.20	2.05

Net income (loss)	$0.50	$(5.55)	$5.79

Diluted earnings per common share
Income (loss) from continuing operations	$0.27	$(4.94)	$(4.71)
Income from discontinued operations, including gain (loss) on sale of discontinued operations	—	(0.81)	8.45
Extraordinary item	0.21	0.20	2.05

Net income (loss)	$0.48	$(5.55)	$5.79

The accompanying notes are an integral part of the consolidated financial statements.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

	Shares				Retained	Notes			Foreign
					Earnings	Receivable		Minimum	Currency
	Common	Treasury	Common	Paid-in	(Accumulated	Employee	Treasury	Pension	Translation		Comprehensive
	Stock	Stock	Stock	Capital	Deficit)	Stock	Stock	Liability	Adjustment	Total	Income

Balance, January 1, 2000	3,303	1,310	$2	$16,623	$(6,595)	$(513)	$(24,449)	$—	$(1,360)	(16,292)
Net income					11,485					11,485	$11,485
Translation adjustment									(2,167)	(2,167)	(2,167)

Comprehensive income										—	9,318

Common stock repurchased and employee notes repaid		8				67	(176)			(109)

Balance, December 31, 2000	3,303	1,318	2	16,623	4,890	(446)	(24,625)	—	(3,527)	(7,083)
Net income					(11,021)					(11,021)	(11,021)
Translation adjustment									(7,943)	(7,943)	(7,943)

Comprehensive income (loss)										—	(18,964)

Repayment on employee notes and stock options extended				646		51				697

Balance, December 31, 2001	3,303	1,318	2	17,269	(6,131)	(395)	(24,625)	—	(11,470)	(25,350)
Net income					980					980	980
Translation adjustment									(2,119)	(2,119)	(2,119)
Minimum pension liability								(9,156)		(9,156)	(9,156)

Comprehensive income (loss)										—	$(10,295)

Repayment on employee notes and stock options extended		16		(312)		290	(275)			(297)

Balance, December 31, 2002	3,303	1,334	$2	$16,957	$(5,151)	$(105)	$(24,900)	(9,156)	$(13,589)	$(35,942)

The accompanying notes are an integral part of the consolidated financial statements.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

	For the years ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net income (loss) from continuing operations, including extraordinary gain	$980	$(9,421)	$(5,293)
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities
Gain on senior note purchase	(431)	(391)	(4,063)
Minority interest	2,541	950	—
Option repurchase/ extensions	(313)	647	173
Real estate provision	1,000
Argentina bad debt write-off	—	1,500	—
Write-off of specialty alternators	—	—	3,450
Deferred gain on sale and leaseback	(192)	(306)	(389)
Depreciation	6,044	7,385	7,329
Amortization	745	1,235	1,395
Loss on sale of property, plant and equipment	7	33	125
Deferred taxes	—	(2,830)	(3,696)
Changes in operating assets and liabilities
Accounts receivable	(4,277)	2,614	2,136
Inventories	224	(2,550)	1,430
Prepaid and other current assets	(253)	(3,154)	(80)
Accounts payable	(795)	1,085	(3,348)
Accrued liabilities	3,229	1,887	(4,024)

Net cash provided by (used in) continuing operating activities	8,509	(1,316)	(4,855)
Net cash provided by (used in) discontinued operations	2,742	(1,440)	(2,890)

Net cash provided by (used in) operating activities	11,251	(2,756)	(7,745)

Cash flows from investing activities
Capital expenditures	(5,068)	(4,573)	(6,385)
Proceeds from disposal of property, plant and equipment	6	225	2,558
Proceeds from sale of discontinued operations/ assets held for disposal	—	—	51,613
Acquisition of Mosal	(179)	—	—
Investment in affiliates	(143)	(125)	5

Net cash (used in) provided by investing activities	(5,384)	(4,473)	47,791

Cash flows from financing activities
Net increase (decrease) in revolving line of credit	(3,071)	1,040	(13,848)
Payments on long-term debt	(6,051)	(1,465)	(1,020)
Proceeds from borrowings	5,752	2,016	—
Purchase of treasury stock, options and warrants, employee stock receivable	15	51	(282)
Borrowings (payments) on capital leases	248	(202)	457
Senior note purchase, net	(1,110)	(1,065)	(15,865)
Other financing costs, net	(9)	(107)	(26)

Net cash provided by (used in) financing activities	(4,226)	268	(30,584)

Effect of exchange rate changes on cash	(162)	(313)	287

Net increase (decrease) in cash	1,479	(7,274)	9,749
Cash beginning of year	2,907	10,181	432

Cash, end of year	$4,386	$2,907	$10,181

Supplemental cash flow information
Interest paid	$11,292	$13,485	$15,803

Taxes paid	$601	$862	$1,725

The accompanying notes are an integral part of the consolidated financial statements.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. General Information

      Prestolite Electric Holding, Inc. (“PEI” “We”, “Us” or the “Company”), was formed in 1991 to acquire substantially all of the assets and assume certain liabilities of Prestolite Electric Incorporated and its subsidiaries (“Prestolite”). The wholly-owned subsidiaries of Prestolite Electric Incorporated now include Prestolite Electric Limited, a U.K. corporation; Prestolite Electric (Pty) Ltd., a South Africa corporation; Prestolite Indiel Argentina S.A., an Argentina corporation; and Prestolite Electric Holding (China) LLC, a U.S. limited liability company. Prestolite Electric Holding (China) LLC in turn owns 52% of Prestolite Electric Beijing Ltd., a Chinese corporation. Operations are generally conducted as Prestolite Electric Incorporated. There are no material differences between the financial statements of PEI and Prestolite.

      We manufacture and distribute alternators, starter motors, and other electrical components for aftermarket and original equipment applications in the heavy duty vehicle, automotive, defense, material handling, marine, and other industries. Two manufacturing facilities and one distribution warehouse are located in the United States; two manufacturing facilities are located in the United Kingdom; one manufacturing facility is located in South Africa; three manufacturing facilities are located in Argentina; and one manufacturing facility is located in China.

2. Argentina

      Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). We used that $0.606 rate to translate the December 31, 2001 balance sheet of our Argentine subsidiary. We translated the Argentine income statements for 2000 and 2001 at $1.00 per peso. The Argentine peso ended 2002 with a value of $0.2972 and we used that rate to translate the December 31, 2002 Argentina balance sheet. We translated the income statement at various monthly peso values ranging from a high of $0.597 (January) to a low of $0.274 (June). As the result of the devalued rate, we recorded a foreign exchange loss of $0.3 million and $0.9 million and a charge to other comprehensive income of $6.2 million and $5.1 million representing the cumulative translation adjustments in 2001 and 2002, respectively. Because of the impact of the financial crisis on our customers, in 2001 we recorded a $1.5 million charge to cover anticipated bad debts in Argentina.

      Our practice in Argentina had been to borrow funds by discounting post-dated checks received from our customers. Because Argentine banks stopped lending during the second half of 2001, we provided financial support to our Argentine subsidiary from North America, increasing the amount lent to that subsidiary by $5.3 million during 2001. Also during 2001 our Argentine subsidiary reduced its non-debt discounted checks outstanding by $3.7 million and bank debt outstanding by $1.2 million. During 2002 we lent an additional $2.1 million to our Argentine subsidiary and the subsidiary reduced its bank debt and discounted checks to zero.

3. Discontinued Operations

      On August 4, 2000, we sold our direct current electric motor business, battery charger business and switch business to Ametek, Inc. The $62.0 million contractual price of this asset sale was adjusted for changes in net operating assets from a target and for the sales to a key customer during the second quarter of 2001. The adjusted sale price was approximately $57.4 million, including $0.5 million in escrow at December 31, 2002.

      We also committed to provide Ametek with certain services at no charge for periods of six to twelve months following closing. After providing for the no-charge services and for other costs related to the transaction, we recorded a gain on disposition of $23.3 million before tax and $14.5 million after tax in 2000.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

3. Discontinued Operations — (continued)

      During 2001 we reduced the gain-on-sale by recording a charge of $1.6 million before tax. No tax benefit associated with this charge was recorded. A portion of this charge adjusted the carrying value of a manufacturing facility previously used by some of the operations sold. The charge also included $0.4 million to write-off receivables and to provide for certain benefits that may not be delivered to Ametek because of the October 2001 Chapter 11 filing of Thermadyne Holdings Corporation. Thermadyne, which purchased our welding equipment business in 1997, shares a facility with the battery charger business sold to Ametek in 2000.

      We guaranteed the lease on the Thermadyne portion of that facility through October 31, 2006. Annual lease payments are $447,000. During 2002 Thermadyne advised us that they intend to vacate the facility at the end of 2003. We recorded a $1.0 million charge in 2002 to further reduce the value of the idle manufacturing facility we own and to provide for an anticipated loss on the guaranteed lease.

      Net assets related to discontinued operations at December 31 are summarized below (in thousands):

	2002	2001

In escrow	$536	$3,802
Facility held for sale	3,246	3,254
Accrued transaction costs, estimated sale price reductions, and provision for lease guarantee	(1,806)	(1,342)

	$1,976	$5,714

      Summary financial information related to the discontinued operations is presented below through August 4, 2000, the date of sale (in thousands).

Net sales	$43,951
Operating and other income (loss)	$3,627
Provision for income taxes	1,337

Income from discontinued operations	$2,290

4. Summary of Significant Accounting Policies

Principles of consolidation

      The consolidated financial statements include the accounts of PEI and all subsidiaries in which we have financial and operating control. All inter-company accounts and transactions are eliminated in consolidation.

Foreign currency translation

      The assets and liabilities of foreign subsidiaries have been translated from their functional currencies into U.S. dollars at the rates of exchange existing as of the balance sheet date. Revenues and expenses have been translated at the average monthly exchange rates. Translation adjustments are recorded as a separate component of stockholders’ equity. Transactions in foreign currencies not settled at the balance sheet date are translated at the exchange rates prevailing at that date with a resulting charge or credit to income. Foreign exchange gains and losses related to inter-company obligations are recorded to the extent they are not considered long term in nature. See also Note 2.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Summary of Significant Accounting Policies — (continued)

Inventories

      Inventories are stated at the lower of cost or market with cost being established by the last-in, first-out (“LIFO”) method for substantially all inventory manufactured in the United States and by the first-in, first-out (“FIFO”) method for all inventory located or manufactured outside the United States. Approximately $28,948,000 and $28,639,000 of net inventories at December 31, 2002 and 2001, respectively, have been valued based on FIFO cost.

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

Intangible assets

      Intangible assets are primarily deferred financing fees associated with the issuance of the senior notes and are being amortized over the terms of the related notes. Accumulated amortization is $2,533,228 and $2,076,912 at December 31, 2002 and 2001, respectively. Amortization expense for the years ended December 31, 2002, 2001 and 2000 is $456,316, $468,570, and $545,999 respectively, and is included in selling, general and administrative expense in the Statement of Operations.

Product warranty costs and service returns

      Anticipated costs related to product warranty and service returns are provided for based upon management’s estimate of such costs, after consideration of historical trends and sales of products to which such costs relate.

Engineering expenses

      Engineering costs are expensed as incurred and are included in selling, general, and administrative expenses. Total engineering expenses for the years ended December 31, 2002 and 2001 and including expenses of the discontinued businesses for the year ended December 31, 2000 were $3,175,000, $3,475,000, and $5,630,000, respectively. Included in these engineering expenses were research and development costs (as defined by Statement of Financial Accounting Standards No. 2) for the years ended December 31, 2002, 2001, and 2000 of $1,958,000, $2,251,000, and $3,677,000.

Earnings per share

      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and potentially issuable common shares. Common stock equivalents are excluded from the diluted earnings per share calculation if a net loss from continuing operations is incurred for the period, as they would be anti-dilutive.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Summary of Significant Accounting Policies — (continued)

Financial instruments

      The carrying amount of our financial instruments, which includes cash, accounts receivable, accounts payable, and debt other than senior unsecured notes approximates their fair value at December 31, 2002 and 2001. The fair value of the senior unsecured notes was approximately $70 million at December 31, 2002. Fair values have been determined based on management estimates and information from market sources.

Revenue recognition

      We recognize revenues on the sale of our products, net of estimated costs of returns, allowances and sales incentives, when product title transfers to the customer, primarily upon shipment. We generally sell our products on open account under credit terms customary to the region of distribution. We perform ongoing credit evaluation of our customers and generally do not require collateral to secure our customers’ receivables.

Comprehensive income

      Comprehensive income, a measure that reflects all non-owner changes in equity in addition to net income, consists of net income, foreign currency translation adjustments and minimum pension liability and is presented in the statement of stockholders’ equity.

Minority interest

      Minority interest included in the consolidated results of operations represents the minority shareholders’ share of the income of Prestolite Electric Beijing, Ltd. (PEBL). The minority interest included in the consolidated balance sheet reflects the original investment by the minority shareholders of PEBL along with their proportional share of the earnings of PEBL.

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

New Accounting Pronouncements

      The Financial Accounting Standard Board also issued Statement of Accounting Standard 144, “Accounting for the Impairment or Disposal of Long Lived Assets” during 2001. This standard requires the Company to recognize an impairment loss if the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows. The loss is the difference between the carrying value and the fair value. The adoption of this statement did not have any impact on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. This statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statements amends SFAS No. 13, “Accounting for Leases,” to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections,

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Summary of Significant Accounting Policies — (continued)

clarify meaning or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption on January 1, 2003, any gain or loss from extinguishments of debt recorded in prior periods will be reclassified to income from continuing operations. We are currently reviewing the other provisions of this Statement and will adopt them effective in 2003.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 29, 2002. We are currently reviewing the provisions of this Statement and will adopt it effective with our 2003 fiscal year.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee’s issuance. The disclosure requirements of FIN No. 45 are effective for our 2002 financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. We do not believe the adoption of this portion of the Interpretation will have a material effect on our financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 effective for the fiscal year ended December 31, 2002.

      The following disclosure for the financial statements for the year ended December 31, 2002 assumes that the Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board (“APB”) No. 25.

      At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 15. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Summary of Significant Accounting Policies — (continued)

      The following table illustrated the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	December 31,	December 31,
	2001	2000

Net income (loss), as reported	$(11,021)	$11,485
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(120)	(154)

Pro forma net income (loss)	$(11,141)	$11,331

Earnings (loss) per share:
Basic: as reported	$(5.55)	$5.79

Basic: pro forma for stock-based compensation	$(5.61)	$5.71

Diluted: as reported	$(5.55)	$5.79

Diluted: pro forma for stock-based compensation	$(5.61)	$5.71

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. We have not yet determined the impact that this Interpretation will have on our financial position or results of operations.

5. Joint Venture

      Prestolite Electric Beijing, Ltd. (PEBL) began operations in The People’s Republic of China on April 1, 2002. Prestolite owns 52% of PEBL, and we have included the results of PEBL in our consolidated financial statements after eliminating intercompany activity. Beijing JinHu Auto-Electric Company Limited (JinHu) owns the other 48% of PEBL. The managers of PEBL own JinHu. Prestolite contributed certain technology to PEBL and agreed to contribute an additional $1.9 million in cash to PEBL by the first quarter of 2004. JinHu contributed certain technology and agreed to contribute certain fixed assets to PEBL; the timing of the JinHu contributions occur as Prestolite makes its contributions in order to maintain the 52/48 ownership share. Until Prestolite and JinHu make these contributions, JinHu is leasing the fixed assets to PEBL. The fixed assets to be contributed by JinHu are included in our consolidated balance sheet at December 31, 2002 and 2001 as additional machinery and equipment and as minority interest. The company eliminated the one month lag previously employed in reporting the results of its operations in China, adding $0.9 million to reported sales and $0.2 million to operating income and EBITDA.

6.	Charges Related to Certain Specialty Alternators

      We charged $3,450,000 to income in 2000 to write off all our assets related to Ecoair Corp. ($3.2 million) and to record the settlement of a lawsuit related to the development and manufacture of a special regulator used in certain alternators ($250,000).

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Earnings per Share (“EPS”)

      In computing income available to common stockholders, no adjustments were required to the amounts reported in the statement of income. Shares of common stock (available and potentially issuable) used in the computation are comprised of the following (in thousands):

	2002	2001	2000

Weighted average number of shares of common stock used in computing basic EPS	1,969	1,985	1,985
Weighted average number of shares of common stock used in computing dilutive EPS	2,036	1,985	1,985

      For 2002, 66,754 stock options were included in calculating diluted earnings per share amounts. For 2001 and 2000, stock options were not considered in calculating diluted earnings per share since the effect of inclusion would be anti-dilutive to earnings per common share from continuing operations.

8. Inventories

      Inventories consist of the following at December 31 (in thousands):

	2002	2001

FIFO cost
Raw materials	$19,519	$17,509
Work in process	3,919	3,695
Finished goods	18,315	22,372

Total FIFO cost	41,753	43,576
Adjustment to LIFO cost	778	801
Reserves for excess and obsolescence	(3,832)	(3,488)

	$38,699	$40,889

      During 2001 we adjusted our procedure to determine inventory reserves in the United Kingdom. As the result of that change we charged $522,000 to cost of sales in 2001.

9. Goodwill and Intangible Assets

      In 2001 the Financial Accounting Standards Board issued Statement of Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and required impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2002. Effective January 1, 2002, we adopted SFAS 142 and accordingly, we no longer amortize goodwill. This goodwill will instead be assessed for impairment at least annually. At December 31, 2002, the goodwill balance was approximately $4.0 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the anticipated earnings multiples of the operating units. The initial assessment indicated that the fair value exceeded the corresponding carrying value. This analysis was

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

9. Goodwill and Intangible Assets — (continued)

completed again for the year ended December 31, 2002, which indicated that the fair value continued to exceed the carrying values.

Goodwill changes in 2002
Balance December 31, 2001	$3,677
Impact of foreign currency	371

Balance December 31, 2002	$4,048

      SFAS 142 does not provide for restatement of our results of operations for periods ending prior to January 2002. Our results of operations for the year ended December 31, 2001 included goodwill amortization expense, net of taxes, of $699,000. Excluding the effect of goodwill amortization, our reported net loss for the year 2001 would have been reduced from $11.0 million to $10.3 million. Our net loss per common share would have been reduced from $5.55 to $5.20 per common share.

      Intangible assets consist of the following:

	December 31, 2002			December 31, 2001

	Gross		Weighted	Gross		Weighted
	Carrying	Accum	Average	Carrying	Accum	Average
	Amounts	Amort	Life (years)	Amounts	Amort	Life (years)

	(in thousands, except weighted average life)
Licenses	$226	$(151)	7	$226	$(119)	7
MOSAL	699	(135)	10	84	—	10
Financing costs	4,613	(2,533)	10	4,647	(2,076)	10
Technology	801	(127)	10	658	(6)	10

Total	$6,339	$(2,946)		$5,615	$(2,201)

Aggregate amortization expense (included in SG&A)
For the year ended December 31, 2002	$745
Estimated amortization expense
For the year ended December 31, 2003	$696
For the year ended December 31, 2004	$696
For the year ended December 31, 2005	$675
For the year ended December 31, 2006	$664

10. Accrued Liabilities

      Accrued liabilities consist of the following at December 31 (in thousands):

	2002	2001

Accrued compensation	$2,177	$1,344
Accrued warranty	2,131	1,666
Accrued severance	1,915	1,617
Accrued interest	3,969	4,023
Other accrued liabilities	4,814	5,357

	$15,006	$14,007

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

11. Debt

      Debt consists of the following at December 31 (in thousands):

	2002	2001

North America
Float	$130	$319
Revolving credit	—	470
Senior unsecured notes, 9.625%	98,533	100,108

Subtotal North America	98,663	100,897

United Kingdom
Overdraft facility	1,425	3,739
Term loan	5,752	5,401
South Africa Bank Debt	990	747
Argentina Bank Debt	—	125
MOSAL Obligation	1,040	—
China	—	—

Subtotal International	9,207	10,012

Total term, revolving credit and senior notes	107,870	110,909
Capital lease obligations	1,456	1,212
Other	114	123

Consolidated total	109,440	112,244
Less — current maturities	4,315	7,236

Consolidated long-term debt	$105,125	$105,008

      Our U.S. bank borrowing arrangements consist of a $10 million revolving credit facility and a $3.5 million revolving credit and letter of credit facility. Interest is payable on amounts borrowed under the revolving credit facility at the bank’s prime rate plus up to another 0.75% depending upon amounts borrowed and upon our Funded Debt Ratio. We are currently paying interest at prime, 4.25% at December 31, 2002. The letter of credit fee is 2% of amounts drawn. Both U.S. facilities are collateralized by eligible accounts receivable and inventory. On December 31, 2001 letters of credit totaling $0.7 million were outstanding.

      Our U.K. agreement consists of a £3.6 million variable rate term loan and a £2.3 million overdraft facility. Interest on the variable rate term loan is 1.375% above the bank’s base rate (4.0% at December 31, 2002) and interest in the overdraft is at 1.25% above the base rate. The term loan is repayable in sixty monthly payments through December 2007. The U.K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom. The Company was in violation of a certain U.K. debt covenant at December 31, 2002, which was waived by the U.K. bank.

      In Argentina we have had arrangements with several banks that allow us to borrow by discounting post-dated checks given to us by our customers. Depending on the details of the arrangement with each bank, the resulting borrowing may have been recorded as debt or as the sale of the underlying receivable. At December 31, 2001 we had, in addition to the debt shown in the table above, $263,000 of discounted checks which we recorded as the sale of a receivable. We had no bank debt or discounted checks outstanding in Argentina at December 31, 2002. In March 2002 our Argentine subsidiary acquired an Argentine corporation (“MOSAL”) with certain tax benefits for 4.0 million Argentine pesos, 500,000 pesos in cash and 3.5 million pesos due over the next three years. The 3.5 million pesos are shown as $1.0 million of “MOSAL obligation.”

      In South Africa we borrow from a bank at the bank’s prime lending rate. This loan is supported by a pledge of South African receivables.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

11. Debt — (continued)

      In China, the joint venture obtained a bank line of credit in October for Rmb 10.0 million ($1.2 million translated at 8.28 Rmb to one U.S. dollar on December 31, 2002). The term of this agreement is one year. No amounts were outstanding at December 31, 2002 and 2001.

      At December 31, 2002 we could have borrowed an additional $11.5 million in the U.S. and $2.3 million (£1.4 million, translated at $1.61 per pound sterling) in the U.K.

      The 9.625% senior unsecured notes mature on February 1, 2008. We have the option to redeem them beginning February 1, 2003 with the net proceeds of a public equity offering at our option, in whole or in part, at amounts from 104.8125% to 100% of the principle plus accrued interest. We purchased and retired senior notes with a face value of $23.1 million, $1.8 million and $1.6 million in 2000, 2001, and 2002, recording extraordinary after-tax gains of $4.1 million, $0.4 million, and $0.4 million. The 2000 and 2001 gains were net of a tax provision; no tax provision was recorded in conjunction with the 2002 purchases.

      The senior notes and bank arrangements mentioned above contain various covenants including the maintenance of certain financial ratios and limits on (a) issuance of additional debt or preferred stock; (b) the payment of dividends and purchases, redemptions or retirements of common stock; (c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. Our U.S. bank covenants at December 31 require us to maintain a Funded Debt Ratio of not more than 6.5:1 and a Fixed Charge Coverage Ratio of not less than 1:1, as those terms are defined in our bank credit agreement. The foreign facilities contain covenants that pertain to the foreign operations.

      Maturities of debt obligations at December 31 are as follows (in thousands):

Year

2003	4,315
2004	1,933
2005	1,516
2006	1,422
2007	1,491
Thereafter	98,763

$109,440

12. Income Taxes

      Income (loss) from continuing operations, before minority interest and income taxes, consists of the following (in thousands):

	2002	2001	2000

United States	$(2,728)	$(5,115)	$(11,391)
Foreign	5,528	(5,394)	(2,450)

	$2,800	$(10,509)	$(13,841)

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

12. Income Taxes — (continued)

      The components of income tax related to continuing operations are as follows (in thousands):

	2002	2001	2000

United States
Current	$—	$(690)	$(4,348)
Deferred	—	(1,049)	(1,205)
Increase in valuation reserve	—	—	154
State and local	(142)	(181)	315
Foreign
Current	(148)	273	599
Deferred	—	—	—

	$(290)	$(1,647)	$(4,485)

      A reconciliation of the U.S. statutory tax rate to the effective tax rate is as follows:

	2002	2001	2000

Statutory rate	34.0%	34.0%	34.0%
Change in valuation reserve	—	—	(1.1)
State and local, net of federal benefit	(5.9)	1.7	(2.3)
Difference in foreign tax rates	(57.4)	5.3	4.0
Permanent difference	2.5	(0.4)	(0.7)
NOLs	16.4	(24.9)	(8.1)
Other	—	—	6.6

	(10.4)%	15.7%	32.4%

      Our operation in China enjoyed a tax holiday through 2002 and is scheduled to pay taxes at 12% for the next three years.

      The major components of deferred taxes (stated on an after tax basis) on the balance sheet are as follows (in thousands):

	2002	2001

Deferred tax assets
Accrued tax benefit carryforwards	$9,441	$9,959
Accounts receivable	246	246
Current liabilities	869	522
Assets of discontinued operations	437	576
Other	1,110	90

Gross deferred tax assets	12,103	11,393
Valuation reserve	(9,083)	(8,836)

Net deferred tax assets	$3,020	$2,557
Deferred tax liabilities
Inventory	(1,826)	(1,437)
Property, plant and equipment	(960)	(1,120)
Other	(234)	—

Gross deferred tax liabilities	(3,020)	(2,557)
Net deferred tax assets and liabilities	—	—

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

12. Income Taxes — (continued)

      Our Argentina subsidiary has NOL carry-forwards at December 31, 2002 of approximately $17.2 million, which expire in 2003 through 2007. The valuation reserve represents a full reserve against the net deferred tax asset position of the Argentina operation and a reserve against the U.S. foreign tax credit, as management believes that realization of these benefits is not probable.

13. Employee Benefit Plans

      We have a retirement savings plan for substantially all of our United States employees. This plan has a deferred salary arrangement and matching contributions by the Company. Our matching contributions to this plan were $422,000, $421,000, and $475,000, for 2002, 2001, and 2000, respectively, including contributions for employees associated with the operations sold in 2000.

      We also have defined benefit plans that cover certain former United States employees. Benefits under these defined plans are based on years of service. Our funding policy is to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Our subsidiaries in the United Kingdom and South Africa provide retirement benefits based on the employee’s earnings. Our funding policy is to meet the minimum funding requirements imposed by current statutes or tax regulations.

      The following table provides a reconciliation of benefit obligations, plan assets and funded status of the United States defined benefit plans at December 31, 2002 and 2001, based upon most recent actuarial valuations (December 31, 2001 and 2000), (in thousands):

	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$3,108	$2,826
Service cost	12	12
Interest cost	224	227
Actuarial (gain) loss	242	248
Benefits paid	(209)	(205)

Benefit obligation at end of year	3,377	3,108

Change in plan assets
Fair value of plan assets at beginning of year	2,840	3,020
Actual return on plan assets	(147)	(144)
Employer contribution	—	169
Benefits paid	(209)	(205)

Fair value of Plan assets at end of year	2,484	2,840

Funded status	(893)	(268)
Unrecognized net actuarial (gain) loss	849	232

Accrued benefit cost	$(44)	$(36)

Weighted-average assumptions as of December 31
Discount rate	6.75%	7.50%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	—	—

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

13. Employee Benefit Plans — (continued)

      The following table provides the amounts recognized in the statement of financial position as of December 31, 2002 and 2001 (in thousands):

	Pension benefits

	December 31,	December 31,
	2002	2001

Amounts in $
Prepaid benefit cost	$—	$—
Accrued benefit liability	(894)	(36)
Intangible asset	—	—
Accumulated other comprehensive income	850

Net amount recognized	$(44)	$(36)

      The increase in accumulated other comprehensive income to $0.8 million at December 31, 2002 primarily reflects the excess of the accumulated benefit obligation over the fair value of the plan assets.

      Net periodic pension cost for the United States defined benefit plans includes the following components for the years ended December 31, 2002, 2001, and 2000:

	Pension benefits

	2002	2001	2000

Components of net periodic benefit cost
Service cost	$12	$12	$12
Interest cost	224	227	226
Expected return on plan assets	(228)	(237)	(236)
Amortization of net (gain) loss	—	(4)	(6)

Net periodic benefit cost	$8	$(2)	$(4)

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

13. Employee Benefit Plans — (continued)

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the U.K. and South Africa defined benefit plans at December 31, 2002 and 2001, based upon the most recent actuarial valuations (December 31, 2002 and 2001), (in thousands):

	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$30,384	$33,686
Service cost	1,171	1,801
Interest cost	1,924	2,087
Plan participants’ contributions	653	742
Actuarial (gain) loss	405	(3,747)
Benefits paid	(779)	(1,376)
Cost of insurance	(26)	(38)
Settlements	—	(1,124)
Change in currency	4,045	(1,647)

Benefit obligation at end of year	37,777	30,384

Change in plan assets
Fair value of plan assets at beginning of year	31,064	37,546
Actual return on plan assets	(5,454)	(3,845)
Employer contribution	1,070	1,396
Plan participants’ contributions	653	742
Benefits paid	(779)	(1,376)
Cost of insurance	(26)	(38)
Administration expenses	(13)	(174)
Settlements	—	(1,124)
Change in currency	3,490	(2,063)

Fair value of Plan assets at end of year	30,005	31,064

Funded status	(7,772)	680
Unrecognized transition asset	(431)	(571)
Unrecognized prior-service cost	169	213
Unrecognized actuarial (gain)/loss	10,159	1,841

Prepaid benefit cost	$2,125	$2,163

Weighted-average assumptions as of December 31
United Kingdom:
Discount rate	6.0%	6.0%
Expected return on plan assets	7.0%	7.0%
Rate of compensation increase	3.5%	3.5%
South Africa:
Discount rate	12.0%	12.0%
Expected return on plan assets	12.0%	12.0%
Rate of compensation increase	10.5%	10.5%

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

13. Employee Benefit Plans — (continued)

      The following table provides the amounts recognized in the statement of financial position as of December 31, 2002 and 2001 (in thousands):

	Pension benefits

	December 31,	December 31,
	2002	2001

Amounts in $
Prepaid benefit cost	$1,300	$2,163
Accrued benefit liability	(7,529)	—
Intangible asset	169	—
Accumulated other comprehensive income	8,185	—

Net amount recognized	$2,125	$2,163

      The increase in accumulated other comprehensive income to $8.2 million at December 31, 2002 primarily reflects the excess of the accumulated benefit obligation over the fair value of the plan assets.

      Net periodic pension cost for the United Kingdom and South Africa defined benefit plans includes the following components for the years ended December 31, 2002, 2001, and 2000:

	Pension benefits

	2002	2001	2000

Components of net periodic benefit cost Service cost	$1,171	$1,801	$2,159
Interest cost	1,924	2,087	2,071
Expected return on plan assets	(2,304)	(2,741)	(2,821)
Amortization of transition (asset) obligation	(116)	(129)	(129)
Amortization of prior-service cost	35	40	53
Recognized net actuarial loss	4	(37)	(65)

Net periodic benefit cost	$714	$1,021	$1,268
Settlement (gain) loss	—	(150)	—

Net periodic benefit cost after settlements	$714	$871	$1,268

      In 2001, a portion of the plan assets were transferred to an insurance company to purchase annuities and related pension obligations were reduced. This resulted in a pension settlement gain.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

13. Employee Benefit Plans — (continued)

      Our subsidiary, Prestolite Indiel (Argentina), has a noncontributory unfunded pension plan which provides retirement benefits for nine former employees. The plan was established in June, 1987 and terminated in June 1995. The following provides a reconciliation of benefit obligations and funded status, based upon the most recent actuarial valuations:

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$1,189	$1,944
Interest cost	97	151
Actuarial loss	116	167
Benefits paid	(213)	(299)
Effect of exchange rate changes	(608)	(774)

Benefit obligation at end of year	$581	$1,189

Funded status	$(581)	$(1,189)
Unrecognized transition obligation	78	182
Unrecognized actuarial loss	122	147

Net amount recognized	$(381)	$(860)

	2002	2001

Amounts recognized in the balance sheet:
Accrued benefit liability	$(581)	$(860)
Intangible asset	78	—
Accumulated other comprehensive loss	122	—

	$(381)	$(860)

Weighted average assumptions:
Discount rate	6.75%	8.40%

		Year ended
	December 31	December 31	December 31
	2002	2001	2000

Components of net periodic pension cost:
Interest cost	$97	$151	$156
Amortization of transition obligation	20	28	28

	$117	$179	$184

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

14. Leases

      We lease certain office and manufacturing facilities, data processing equipment and automobiles under long-term operating lease agreements. In the current year, we entered into capital leases for certain manufacturing and engineering equipment and improvements related to real property. The leases expire on various dates through 2007. Future minimum lease payments for operating leases (with terms in excess of one year) at December 31, 2002 were (in thousands):

Operating leases

2003	$1,014
2004	532
2005	101
2006	52
2007	50

Total	$1,749

      Rent expense for the operating leases of continuing operations was $1,470,000, $1,177,000 and $1,169,000 for the years ended December 31, 2002, 2001 and 2000.

      Scheduled payments on capital leases as of December 31, 2002 were (in thousands):

Capital leases (year ended December 31)

2003	$457
2004	423
2005	342
2006	251
2007	236
2008	113

Total minimum lease payments	1,822
Less — imputed interest	366

Present value of net minimum lease payments	$1,456

      The book value, as of December 31, 2002 and 2001, of equipment under capital leases was $1,455,748 and $1,372,995, which is net of amortization of $500,370 and $640,852, respectively.

15. Stock Options and Warrants

      We have reserved 350,280 shares for issuance under the Prestolite stock option plan. Exercise prices were adjusted to $3.50 per share in 2002; all 222,514 options outstanding at December 31, 2002 have a $3.50 exercise price. No options have been exercised. Options vest 20 percent per year over five years but may not be exercised until 90 days following the effective date of a registration statement under the Securities Act of 1933 or upon receipt by PEI of a legal opinion that registration is not required. The exercise date may be accelerated upon a change of control. Options expire ten years from the date of grant.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

15. Stock Options and Warrants — (continued)

      The changes in stock options outstanding for the years ended December 31, 2002, 2001, and 2000 are as follows:

		Average
		Exercise
	Options	Price

Outstanding at January 1, 2000	314,840	$12.71
Granted	53,000	$22.00
Forfeited	(15,120)	$20.71
Repurchased	(17,060)	$10.82

Outstanding at December 31, 2000	335,660	$13.92
Granted	6,000	$16.00
Forfeited	(15,000)	$21.48

Outstanding at December 31, 2001	326,660	$13.61
Granted	31,288	$3.50
Forfeited upon employment termination	(24,200)	$18.12
Forfeited in conjunction with reduction in exercise price	(111,234)	$—

Outstanding at December 31, 2002	222,514	$3.50

Exercisable at December 31, 2002	—	$—

Vested at December 31, 2002	172,054	$3.50

      During 2001 we extended to January 30, 2004 the expiration date on options to purchase 58,760 shares at $5.00 per share. Those options would have expired in 2001, 2002 and 2003 had we not extended them. We recorded a charge of $646,000 to recognize the difference between the fair market value and the aggregate exercise price of the options extended.

      During 2002 we reduced the number of options outstanding as part of a reduction in the exercise price of all options. This triggered “variable accounting” for these options and for the options issued during 2002. Under variable accounting, the increase or decrease in option value is recorded as expense or income in the current period. As a result of the decline of the estimated fair market value per share in 2002 we recorded a benefit of $313,000.

      Information with respect to stock options outstanding at December 31, 2002 follows:

		Average
	Options	remaining
Exercise	Outstanding at	contractual
price	December 31, 2002	life (years)

$3.50	73,716	1.00
$3.50	25,445	2.00
$3.50	39,399	3.00
$3.50	27,452	5.25
$3.50	10,418	6.50
$3.50	11,626	5.83
$3.50	3,170	8.75
$3.50	31,288	9.75

Total	222,514

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

15. Stock Options and Warrants — (continued)

      During 2001 and 2000, we did not recognize compensation expense on the issuance of our stock options because the option terms were fixed and the exercise price equaled the fair value of the underlying stock on the grant date.

      We have determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1995, under the fair value method of SFAS 123. Principal assumptions used in calculating the pro forma information were a 6% risk-free interest rate, a seven year expected life, zero percent volatility, zero percent yield and fair values of options granted of $16.00 in 2001 and $22.00 in 2000.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. Pro forma information follows (in thousands except for earnings per share information):

	2001	2000

Net income (loss), as reported	$(11,021)	$11,485
Net income (loss), pro forma	$(11,141)	$11,331
Earnings (loss) per common share, as reported
Basic and diluted	$(5.55)	$5.79
Earnings (loss) per common share, pro forma
Basic and diluted	$(5.61)	$5.71

      Proforma information is not shown for 2002 because we are accounting for the options issued in 2002 on a variable accounting basis.

16. Related Party Transactions

      We have a management consulting agreement with Genstar Investment Corporation (“GIC”); an affiliate of GIC controls 97.5% of our outstanding stock. Under the agreement, we pay GIC a management consulting fee. For the years ended December 31, 2002, 2001, and 2000, we charged $600,000, $600,000, and $825,000, respectively, to operations under this agreement. At both December 31, 2002 and 2001, $150,000 of these fees were accrued and unpaid.

17. Litigation and Claims

      Various legal actions and claims are pending or may be instituted or asserted in the future against us. The outcome of individual matters is not predictable at this time. The potential aggregate amount of liability at December 31, 2002 and 2001 with respect to these matters cannot be ascertained; however, we believe that any resulting unrecorded liability would not materially affect our future consolidated financial statements.

18. Guarantees and Warranties

      As discussed in footnote 3, Prestolite guaranteed certain third-party lease obligations in conjunction with the sale of a business in 1997. We have guaranteed no other third-party obligations.

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

18. Guarantees and Warranties — (continued)

      Prestolite provides warranties to its customers. We accrue the estimated future costs of those warranties at the time the sale occurs. Warranty reserve activity is summarized below (in thousands):

	2002	2001

Beginning balance	$1,666	$1,860
Expense	4,913	4,905
Credits to customers	(4,448)	(5,099)

Ending balance	$2,131	$1,666

19. Severance

      We record severance expenses when plans are announced and employees notified. The severance charged to operations in the table below is related to personnel reductions in the United Kingdom and in Argentina for both 2002 and 2001. The following is a summary of the severance charges and outlays (in thousands):

	2002	2001

Beginning balance	$1,617	$856
Severance charged to operations	2,853	4,599
Payments	(1,990)	(3,063)
Currency change	(565)	(775)

Ending balance	$1,915	$1,617

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

20. Segment and Geographic Reporting

      We operate in five geographic locations; each location’s revenue and operating performance is managed and reported separately. We evaluate operating performance based on adjusted earnings before interest expense, taxes, depreciation, and amortization (Adjusted EBITDA). The Company defines Adjusted EBITDA as operating income plus depreciation, amortization, and other special charges. Corporate overhead and certain other charges are not allocated to the business/geographic units. Sales, assets and Adjusted EBITDA for those units are summarized below.

      Sales are as follows (in thousands):

	North		South
	America	Europe	America	Africa	Asia	Other	Total

Sales to external customers, based on country of domicile
2002	$97,582	$36,254	$11,568	$5,233	$16,624	$—	$167,261
2001	$76,248	$36,454	$30,740	$6,985	$8,868	$—	$159,295
2000	$79,648	$44,205	$37,519	$10,518	$—	$—	$171,890
Long-lived assets
2002	$11,726	$15,094	$2,301	$1,233	$2,678	$—	$33,032
2001	$12,413	$14,673	$3,354	$1,084	$2,307	$—	$33,831
2000	$12,648	$16,312	$6,741	$1,816	$—	$—	$37,517
Sales to external customers, based on location of customers
2002	$89,091	$32,294	$11,123	$4,258	$27,649	$2,846	$167,261
2001	$71,761	$32,911	$30,456	$7,175	$5,532	$11,460	$159,295
2000	$73,889	$39,199	$37,366	$10,771	$3,836	$6,829	$171,890

						Unallocated
						Costs
Adjusted EBITDA
2002	$16,812	$4,516	$3,608	$116	$5,772	$(5,426)	$25,398
2001	$13,292	$5,792	$1,012	$523	$1,999	$(3,539)	$19,079
2000	$12,154	$5,628	$2,385	$638	$—	$(3,927)	$16,878

      A reconciliation of Adjusted EBITDA to operating income follows (in thousands of U.S. dollars):

	2002	2001	2000

Total Adjusted EBITDA for reporting segments	$25,398	$19,079	$16,878
Less:
Depreciation and amortization	6,789	8,620	8,724
Severance	2,853	4,599	2,226
Option repurchase and extension costs	(313)	647	173
Other expense (income)	62	(78)	618
Special alternator charge	—	—	3,450
Argentina bad debt	—	1,500	—
UK inventory reserve charge	—	520	—

Operating income	$16,007	$3,271	$1,687

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

SCHEDULE II

PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

VALUATIONS AND QUALIFYING ACCOUNTS

(in thousands)

		Additions

	Balance at	Reserves	Charge to	Charged		Balance at
	Beginning	Added w/	Costs and	to Other		End
	of Period	Acquisitions	Expenses	Accounts	Deductions(1)	of Period

Allowance for Doubtful Accounts:
Year ended December 31, 2002	$2,138		$1,095		$1,432	$1,801
Year ended December 31, 2001	$2,447		$970		$1,279	$2,138
Year ended December 31, 2000	$2,369		$1,550		$1,472	$2,447
Reserve for Inventory Obsolescence:
Year ended December 31, 2002	$3,488		$1,630		$1,286	$3,832
Year ended December 31, 2001	$4,229		$1,221		$1,962	$3,488
Year ended December 31, 2000	$4,463	$(276)	$1,456		$1,414	$4,229

(1)	Deductions related to the allowance for doubtful accounts relate to the write-off of uncollectable accounts and to changes to the reserves for the return of used parts. Deductions related to inventory obsolescence relate primarily to the disposal of obsolete inventory. Included in the inventory deductions in 2001 is $375,000 that relates to the Argentina devaluations and other exchange rate changes at the balance sheet dates of December 31, 2000 to December 31, 2001.

Item 9. Changes in and Disagreements with Accountants

      None.

PART III

Item 10. Directors and Executive Officers

      The following table sets forth certain information as of December 31, 2002 with respect to our executive officers and directors:

Name	Age	Position

P. Kim Packard	64	President, Chief Executive Officer and Director
Kenneth C. Cornelius	58	Senior Vice President, Chief Financial Officer and Secretary
Dennis P. Chelminski	50	Vice President, Controller, Treasurer and Assistant Secretary
Michael Lea	59	Vice President and Division President, Heavy Duty Products Division
John Jenkins	44	Corporate Vice President and Managing Director, Heavy Duty Europe
Peter J. Corrigan	44	Corporate Vice President and President Prestolite Electric Indiel
Kenneth C. Wilson	55	Vice President Manufacturing Services
Richard D. Paterson(a)(b)	60	Chairman of the Board and Director
Ross J. Turner(b)	72	Director
John A. West(a)(b)	75	Director

(a)	Member of audit committee

(b)	Member of compensation committee

      Kim Packard began service as our President, Chief Executive Officer and a director in December 1991. Previously, Mr. Packard was President and Chief Operating Officer of Hobart Brothers Company of Troy, Ohio for six years and prior to that President of Warner & Swasey and an officer or executive of various divisions of Allied/ Bendix. He also served in various marketing, sales and executive capacities with GTE Sylvania. Mr. Packard holds a B.S. in electrical engineering from Pennsylvania State University and an M.S. from the Massachusetts Institute of Technology, where he was a Sloan Fellow.

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

      Kenneth C. Wilson, Vice President Manufacturing Services, joined Prestolite in April 2001. Mr. Wilson was most recently employed by Manufacturing Consultants in Port Elizabeth, South Africa and Sarasota, Florida. Prior to consulting, Mr. Wilson spent ten years in various executive positions with TRW in Australia and Japan. Before joining TRW, Mr. Wilson worked for 19 years at General Motors Corporation, most recently as a Vice President. Mr. Wilson received his BSME from Michigan State University and did MBA work at Wayne State University and Harvard.

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

Board of Directors

      Directors are elected annually to serve until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are appointed by, and serve at the discretion of, our board of directors. None of the executive officers or directors is related by blood, marriage or adoption to any other executive officer or director.

     Board Committees

      Our Board of Directors currently has an audit committee and a compensation committee. The audit committee consists of Richard D. Paterson and John A. West. The Board of Directors has determined that Mr. Paterson is considered a financial expert. Both Mr. Paterson and Mr. West are affiliated with Genstar Investment Corporation as described in Item 13 and therefore are not considered independent.

      Our compensation committee consists of Richard D. Paterson, Ross J. Turner and John A. West. The compensation committee makes recommendations to the Board of Directors regarding our stock plans and compensation of officers. The compensation committee uses outside consultants to help determine salary ranges for the senior officers of the company. Compensation for our Chief Executive Officer is based on those salary ranges, the performance of the Company against its business plans and when compared to its competitors, and judgmental factors.

     Board Compensation

      Our directors do not receive any compensation for their services as directors.

Item 11. Executive Compensation

      The following table summarizes all compensation paid for the years ended December 31, 2002, 2001, and 2000 to the Chief Executive Officer and the four other highest compensated employees who were serving as executive officers at December 31, 2002:

				Other Annual	Long-Term	All Other
Name and				Compensation	Compensation	Compensation
Principal Position	Year	Salary($)	Bonus($)(a)	($)(b)	Awards(c)	($)(d)

P. Kim Packard	2002	405,000	120,000	—	—	14,500
President and	2001	404,642	70,000	—	—	13,450
Chief Executive Officer	2000	405,002	—	—	—	13,450

Kenneth C. Cornelius	2002	200,567	46,500	—	—	8,267
Senior Vice President	2001	192,000	38,000	—	—	34,678
Chief Financial Officer	2000	192,000	—	—	—	9,678

Michael Lea	2002	156,744	25,000	—	—	27,020
Vice President and	2001	150,000	—	—	—	39,764
Division President	2000	150,000	—	—	—	52,111

Peter J. Corrigan	2002	153,400	27,000	—	—	5,369
President Prestolite	2001	133,154	8,000	—	—	4,660
Indiel	2000	107,808	—	—	—	3,518

Kenneth C. Wilson	2002	153,400	14,000	—	—	4,187
Vice President	2001	106,761	—	—	—	—
Manufacturing Services

(a)	Amounts in 2002 and 2001 reflect bonuses earned during 2001 and 2000 but paid during 2002 and 2001 respectively. No payments were made during 2000 for amounts earned in 1999. Amounts earned in 2002 have not yet been determined.

(b)	Other annual compensation in the form of perquisites and other personal benefits has been omitted where aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the officer for the year.

(c)	The company did not make any long-term incentive awards in 2002, 2001, or 2000.

(d)	Amounts in 2002, 2001, and 2000 reflect (i) premiums paid for life insurance coverage in excess of $50,000, (ii) contribution to our United Kingdom pension plan for Mr. Lea and pursuant to our 401(k) plan for the other four individuals, (iii) for Messrs. Packard (2002, 2001 and 2000) and Cornelius (2001 and 2000), interest on deferred compensation (Mr. Packard — $7,500; Mr. Cornelius — $2,500) payable pursuant to a Deferred Compensation Agreement between us and each of Messrs. Packard and Cornelius, (iv) payment of deferred compensation for Mr. Cornelius (2001) of $25,000 and (v) tax equalization payments in 2002, 2001 and 2000 to Mr. Lea of $8,896, $20,522, and $29,967 respectively.

Option Changes in Last Fiscal Year

      During the third quarter of 2002, the Company reduced the exercise price of the stock options then outstanding in return for the forfeiture by the option holders of certain of their options. The Board of Directors took this action because share values were so far below the exercise price of the outstanding options that the outstanding options failed to provide significant incentive to the holders of those options. The options retained were repriced at an exercise price of $3.50 per share, representing the fair market value of the Company’s stock as estimated by the board of directors. The Company’s common stock is not traded and consequently there is no market price for the stock. The table below shows the resulting change for each executive officer.

							Average
				Estimated	Average		Months of
		Number of Options		Fair Market	Exercise		Option Term
				Value	Price	New	Remaining
	Date	Before	After	of Stock	at Time of	Exercise	After
	of	Repricing	Repricing	at Repricing	Repricing	Price	Repricing
Name/Position	Repricing	(#)	(#)	($)	($)	($)	(months)

P. Kim Packard	9/19/2002	167,900	118,001	$3.50	$11.38	$3.50	32
President/ CEO
Kenneth C. Cornelius	9/19/2002	38,100	22,161	$3.50	$14.59	$3.50	46
Sr. VP, CFO, Secretary
Michael Lea	9/19/2002	30,300	17,078	$3.50	$15.07	$3.50	40
Vice President
Peter J. Corrigan	9/19/2002	17,300	10,254	$3.50	$14.29	$3.50	46
Vice President
Kenneth C. Wilson	9/19/2002	4,000	2,113	$3.50	$16.00	$3.50	108
Vice President
Dennis P. Chelminski	9/19/2002	18,000	11,443	$3.50	$13.15	$3.50	39
VP, Controller
John D. Jenkins	9/19/2002	7,500	2,443	$3.50	$21.37	$3.50	83
Vice President

Option Grants in Last Fiscal Year

      The table below summarizes the options granted in 2002. All grants occurred after the repricing discussed above.

					Potential
					Realization Value at
					Assumed Rates of
		% of			Stock Price
	Number of	Options			Appreciation for
	Securities	Granted to	Exercise		Option Term(b)
	Underlying	Employees	Price per	Expiration
Name	Options	in 2002	Share(a)	Date	5%	10%

P. Kim Packard	4,499	14.4%	$3.50	9/20/2012	$9,903	$25,096
Kenneth C. Cornelius	10,339	33.0%	$3.50	9/20/2012	$22,757	$57,672
Michael Lea	522	1.7%	$3.50	9/20/2012	$1,149	$2,912
Peter J. Corrigan	1,046	3.3%	$3.50	9/20/2012	$2,302	$5,835
Kenneth C. Wilson	787	2.5%	$3.50	9/20/2012	$1,732	$4,390

(a)	The exercise price was equal to the fair market value of the common stock on the date of the grant, as determined by our board of directors based upon our historical and projected financial performance.

(b)	The 5% and 10% assumed rates are prescribed by the rules and regulations of the Securities and Exchange Commission and do not represent our estimate or projection of the future trading price of our common stock. We cannot assure that any of the values reflected in this table will be achieved. Actual gains, if any, on stock option exercises are dependent on numerous factors, including our future performance, overall conditions and the option holder’s continued employment throughout the entire vesting period and option term, which factors are not reflected in this table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table summarizes the exercise of options during the year ended December 31, 2002 and number and value of all unexercised options held by certain executive officers as of December 31, 2002.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options
	Shares	Value	Options at FY-End(#)		at FY-End($)(a)
	Acquired on	Realized
Name	Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

P. Kim Packard	—	—	111,004	11,496	166,506	17,244
Kenneth C. Cornelius	—	—	19,777	12,723	29,666	19,085
Michael Lea	—	—	15,093	2,507	22,640	3,761
Peter J. Corrigan	—	—	9,136	2,164	13,704	3,246
Kenneth C. Wilson	—	—	423	2,477	635	3,716

(a)	Value is based upon the fair market value of our common stock as of December 31, 2002 determined by our board of directors, minus the exercise price. Fair market value was determined by our board of directors based upon our historical and projected financial performance.

Management Stock Option Plan

      In 1998, the PEI Holding, Inc. Management Stock Option Plan was amended and restated. The Management Stock Option Plan is designed to provide an incentive to those designated employees to continue in their employment and to increase their efforts for our success. The designated employees are selected in the sole discretion of the compensation committee of our board of directors. As of December 31, 2002, an aggregate of 350,280 shares of our common stock were reserved for issuance under the Management Stock Option Plan.

      The purchase price of each share of common stock subject to the options is the fair market price of our common stock on the date of the grant as determined by our board of directors. All options granted are subject to the terms of an agreement entered into by the recipient of the options.

      Each agreement entered into requires the recipient of the options to be bound by the terms of any stockholders’ agreement entered into between us and certain of our stockholders. Options vest 20% on January 1 of the first calendar year following granting of the option and 20% each subsequent January 1. Options are not transferable by the recipient other than by will or by the laws of descent and distribution and are exercisable during the recipient’s lifetime only by the recipient. All options terminate on the tenth anniversary of the date of grant. Options are exercisable 90 days after a registration statement pertaining to our common stock has been filed with (and declared effective by) the Securities and Exchange Commission under the Securities Act of 1933, as amended, or when we otherwise determine in our sole discretion.

      If the recipient is terminated without cause (as defined in the agreement) or for permanent disability or death then all unvested options are terminated and canceled on the date of termination. Within 30 days of termination we may make a cash payment to the recipient in the amount of the excess of the fair market value of the common stock subject to such options over the exercise price for such shares, or make other decisions with respect to such options. If the recipient is terminated for cause then all options, both vested and unvested, are canceled.

      In the event of a merger or consolidation (subsequent to which our present stockholders own less than 50% of the voting stock of the surviving entity), a sale of all or substantially all of our assets to an entity not affiliated with Genstar Capital Corporation, or our dissolution or liquidation, then the compensation committee may provide for the vesting of up to all options outstanding within 30 days of such event or authorize a cash payment to each option holder equal to the excess of the fair market value of the shares of common stock subject to such holder’s option over the applicable exercise price. The options are subject to anti-dilution provisions in the event of a change in our capital structure.

      Options outstanding and remaining available for future issuance under all equity compensation plans of the Company are summarized below.

Number of Common Shares
Remaining Available for
	Number of Common		Future Issuance Under
	Shares to be Issued	Weighted Average	Equity Compensation Plans
	Upon Exercise of	Exercise Price of	Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column(a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	222,514	$3.50	127,766
Equity compensation plans not approved by security holders	none	n/a	none
Total	222,514	$3.50	127,766

Employment Agreements

      We have entered into agreements with each of Messrs. Packard, Cornelius, Lea, and Corrigan. The agreements provide that if the employee’s employment is terminated for any reason other than by the employee voluntarily except in the event of a substantial diminution in responsibilities, for cause (as defined in the employment agreements) or as a result of death or disability, the individual shall receive for a period of one year following the date of termination the then-current salary and benefits that he would otherwise have been entitled to receive (except for Mr. Packard who would receive salary and benefits for two years).

      Each of the agreements provides that if the individual’s employment is terminated within twelve months following a change of control (as defined in the employment agreements) for any reason other than for cause, he would be entitled to receive an additional one year period of salary and benefits following the expiration of the salary and benefits the employee is entitled to receive in the event of termination for any other reason.

      Any benefits payable under the agreements will be payable at such time and in such manner as if the employee remained employed, and such benefits shall continue notwithstanding re-employment and/or death of the employee following termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The table below sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2002 by each person or entity known by us to own beneficially 5% of more of our common stock, each director and certain of our executives officers and all executive officers and directors as a group.

      As of March 15, 2002, there were 1,969,000 shares of our common stock outstanding.

Name	Number(a)	Percent(a)

Genstar Capital Corporation(b)	1,920,000	97.5%
North Bay Limited(c)	178,580	9.0
P. Kim Packard(d)	133,304	6.4
Crown Life Insurance Company(c)	142,880	7.2
Paul Capital Partners VI Holdings(c)	107,140	5.4
Kenneth C. Cornelius(e)	31,323	1.6
Michael Lea(f)	24,397	1.2
Dennis P. Chelminski(g)	19,101	*
Peter J. Corrigan(h)	17,949	*
John Jenkins(i)	2,051	*
Kenneth C. Wilson(j)	1,002	*
Richard D. Paterson(c)(k)	89,300	4.5
Ross J. Turner(c)(k)	89,300	4.5
John A. West(c)(k)	89,300	4.5
All executive officers and directors as a group (10 persons)(l)	318,427	14.8

*	Less than 1%

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2002, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(b)	On January 22, 2002, the shares of Prestolite Holding, Inc. formerly held by Genstar Capital Corporation were distributed to the 39 shareholders of Genstar Capital Corporation. Those shares were placed into a trust. Under the terms of the trust agreement, all voting power associated with the shares is exercised by Genstar Capital Corporation. Among the shares so distributed were 89,300 distributed to Genstar Investment Corporation.

(c)	Voting rights associated with these shares have been ceded to Genstar Capital Corporation.

(d)	Consists of 17,000 shares of common stock and 116,304 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 6,196 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(e)	Consists of 8,000 shares of common stock and 23,323 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 9,177 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(f)	Consists of 8,000 shares of common stock owned by Mrs. Rhonda Lea, Mr. Lea’s wife, as to which Mr. Lea may be deemed to be beneficial owner and 16,397 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 1,203 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(g)	Consists of 8,000 shares of common stock and 11,101 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 899 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(h)	Consists of 8,000 shares of common stock and 9,949 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 1,351 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(i)	Consists of 2,051 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 1,149 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(j)	Consists of 1,002 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2002. Does not include 1,898 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

(k)	Consists of 89,300 shares of common stock owned by Genstar Investment Corporation as to which Messrs. Paterson, Turner and West may be deemed to be beneficial owners. Excludes the remaining shares of Common Stock controlled by Genstar Capital Corporation as to which Messrs. Paterson, Turner and West disclaim beneficial ownership. See Item 13. “Certain Relationships and Related Transactions.” Genstar Capital Corporation controls 87.6% of our common stock on a fully-diluted basis.

(l)	Amount shown includes an aggregate of 180,127 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2002. Does not include an aggregate of 21,873 shares issuable upon exercise of options which vest more than 60 days after March 15, 2002.

Item 13. Certain Relationships and Related Transactions

      Three of our directors, Messrs. Paterson, Turner and West, are executive officers and shareholders of Genstar Investment Corporation. Genstar Investment Corporation manages Genstar Capital Corporation and owns 89,300 of our outstanding shares.

      We have a management agreement with Genstar Investment Corporation under which Genstar Investment Corporation has agreed to provide Prestolite with ongoing management and financial advisory services. Payments are made quarterly. In 2000 Prestolite paid management and advisory fees of $900,000, plus out-of-pocket expenses, to Genstar Investment Corporation. In 2001 and 2002, Prestolite paid management and advisory fees of $600,000, plus out-of-pocket expenses, to Genstar Investment Corporation.

Item 14. Controls and Procedures

      Within the 90 day prior to the date of this report, the Company carried out an evaluation, under the supervision and the the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13-a14. Based upon that evaluation, the principal executive officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

      Subsequent to the evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports of Form 8-K

      (a) Financial Statements

Consolidated Balance Sheet as of December 31, 2002 and 2001	Part II, Item 8
Consolidated Statement of Operations for each of the years in the three year period ended December 31, 2002	Part II, Item 8
Consolidated Statement of Stockholders’ (Deficit) Equity for each of the three years in the three year period ended December 31, 2002	Part II, Item 8
Consolidated Statement of Cash Flows for each of the three years in the three year period ended December 31, 2002	Part II, Item 8
Notes to the Consolidated Financial Statements	Part II, Item 8
Independent Accountant’s Report	Part II, Item 8
Schedule II — Valuation and Qualifying Accounts	Part II, Item 8

      Reports on form 8-K.

We have filed no reports on Form 8-K during the fourth quarter of 2002. The following details the reports filed in the first quarter of 2003 prior to the filing of our Form 10-K:

January 30, 2003: Item 9 Regulation FD Disclosure of partial earnings press release corresponding with announcement of same information at a conference and posting of said press release to our web site at www.prestolite.com.

February 28, 2003: Item 9 Regulation FD Disclosure of earnings release corresponding with earnings press release and posting of said release to our web site at www.prestolite.com.

      (b) Exhibits.

Exhibit
Number	Description

10.1	Amendment No. 3 dated December 26, 2002 to the Credit Agreement by and between Prestolite Electric Incorporated and Comerica Bank dated October 31, 2001.
10.2	Commercial variable rate loan Agreement by and between Prestolite Electric Limited, Prestolite Electric Incorporated and National Westminster Bank, Plc. Dated August 29, 2002.
10.3	Advice of borrowing terms by and between Prestolite Electric Limited and National Westminster Bank, Plc. Dated August 29, 2002.
10.4	Interest rate swap agreement by and between Prestolite Electric Limited and National Westminster Bank, Plc. (a member of the Royal Bank of Scotland) dated December 30, 2002.
10.5	Argentina financial statements and notes for balance sheets dated December 31, 2002 and 2001 and operating statements for the three years ended December 31, 2002.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prestolite Electric Holding, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ann Arbor, State of Michigan on the 26th day of March, 2003.

PRESTOLITE ELECTRIC HOLDING, INC.

By:	/s/ P. KIM PACKARD

P. Kim Packard
Director, President, and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Prestolite Electric Holding, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ P. KIM PACKARD P. Kim Packard	President, Chief Executive Officer (principal executive officer) Director	March 26, 2003
/s/ RICHARD D. PATERSON Richard D. Paterson	Chairman of the Board, Director	March 26, 2003
/s/ KENNETH C. CORNELIUS Kenneth C. Cornelius	Senior Vice President, Chief Financial Officer (principal accounting and financial officer) and Secretary	March 26, 2003
/s/ ROSS J. TURNER Ross J. Turner	Director	March 26, 2003
/s/ JOHN A. WEST John A. West	Director	March 26, 2003

CERTIFICATION ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Prestolite Electric Holding, Inc. (the Company) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report):

I, P. Kim Packard, Chief Executive Officer of the Company. certify, pursuant to Rule 13a-14, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this annual report on Form 10-K of the Company;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor are the statements misleading with respect to the periods covered by this annual report;

(3)	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)	Prestolite Electric Holding, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the Evaluation Date); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors:

a.	All significant deficiencies in the design of operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data and have identified for our auditors and material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

(6)	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ P. KIM PACKARD

P. Kim Packard,
President and Chief Executive Officer

Date: March 26, 2003

CERTIFICATION ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Prestolite Electric Holding, Inc. (the Company) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report):

I, Kenneth C. Cornelius, Chief Financial Officer of the Company. certify, pursuant to Rule 13a-14, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this annual report on Form 10-K of the Company;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor are the statements misleading with respect to the periods covered by this annual report;

(3)	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the Evaluation Date); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors:

a.	All significant deficiencies in the design of operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data and have identified for our auditors and material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

(6)	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ KENNETH C. CORNELIUS

Kenneth C. Cornelius,
Senior Vice President and Chief Financial Officer

Date: March 26, 2003

10-K EXHIBIT INDEX

Exhibit No.	Description

EX-10.1	Amendment No. 3 to the Credit Agreement

EX-10.2	Commercial Variable Rate Loan Agreement

EX-10.3	Advice of Borrowing Terms

EX-10.4	Interest Rate Swap Agreement

EX-10.5	Argentina Financial statements and Notes

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

F-1