Form 10-Q
period 2003-03-31
PRESTOLITE ELECTRIC HOLDING INC
filed 2003-05-13
CIK 1057053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
 / X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 29, 2003.

 /   /       Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the Transition Period From
                            to                  .
             --------------    -----------------

Commission file Number 333-49429-01

                        PRESTOLITE ELECTRIC HOLDING, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    94-3142033
    ------------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)


               2311 Green Road, Ste. B., Ann Arbor, Michigan 48105
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                         Yes     X      No
                             ----------    -----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         Number of common shares outstanding
                  Class:                 as of May 12, 2003
             Common Stock                          1,969,000

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I:  ITEM 1:  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
at March 29, 2003 (unaudited) and December 31, 2002                         3

Condensed Consolidated Statements of Operations
Three months ended March 29, 2003 and March 30, 2002                        4

Condensed Consolidated Statements of Cash Flows
Three months ended March 29, 2003 and March 30, 2002                        5

Notes to Condensed Consolidated Financial Statements                        6

Item 2:  Managements Discussion and Analysis of Financial
                Condition and Results of Operations                        13

Item 4:  Internal Controls and Procedures                                  16

PART II:            OTHER INFORMATION                                      17

Signatures                                                                 18

Certification of the Chief Executive Officer pursuant to
   Section 302 of the Sarbanes-Oxley Act of 2002                           19

Certification of the Chief Financial Officer pursuant to
   Section 302 of the Sarbanes-Oxley Act of 2002                           20

                         PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                       March 29,    December 31,
                                                                         2003          2002
                                                                       ---------    ---------
Assets                                                                (Unaudited)
   Current Assets:
      Cash                                                             $   3,400    $   4,386
      Accounts receivable, net of allowances                              30,279       28,264
      Inventories, net                                                    43,237       38,699
      Prepaid and other current assets                                     2,914        2,675
                                                                       ---------    ---------
                                Total current assets                      79,830       74,024

   Property, plant and equipment, net                                     31,686       33,032
   Investments                                                               577          577
   Goodwill                                                                3,965        4,048
   Other intangibles, net                                                  3,514        3,393
   Long-term receivables and pension assets                                3,872        3,435
   Net assets of discontinued operations                                   2,151        1,976
                                                                       ---------    ---------
          Total assets                                                 $ 125,595    $ 120,485
                                                                       =========    =========

Liabilities
   Current Liabilities:
      Revolving credit                                                 $   7,521    $   3,575
      Current portion of long-term debt                                      877          740
      Accounts payable                                                    17,849       16,118
      Accrued liabilities                                                 11,756       15,006
                                                                       ---------    ---------
                                Total current liabilities                 38,003       35,439

   Long-term debt                                                        104,535      105,125
   Other non-current liabilities                                          10,084        9,955
                                                                       ---------    ---------
                                Total liabilities                        152,622      150,519

Minority interest                                                          6,462        5,908

Stockholders' equity (deficit)
   Common stock, par value $.01, 5,000,000 shares authorized,
      1,969,000 shares issued and outstanding
      at March 30, 2003 and December 31, 2002                                  2            2
   Paid-in capital                                                        16,957       16,957
   Accumulated deficit                                                    (2,961)      (5,151)
   Notes receivable, employees' stock purchase, 7.74% due 2002              (105)        (105)
   Treasury stock, 1,334,000 shares on March 30, 2003
      and December 31, 2002                                              (24,900)     (24,900)
                                                                       ---------    ---------
            Total stockholders' deficit before accumulated other
                comprehensive income (loss)                              (11,007)     (13,197)

   Minimum pension liability                                              (9,156)      (9,156)
   Foreign currency translation adjustment                               (13,326)     (13,589)
                                                                       ---------    ---------
           Accumulated other comprehensive income (loss)                 (22,482)     (22,745)

                                Total stockholders' equity (deficit)     (33,489)     (35,942)
                                                                       ---------    ---------
          Total liabilities and stockholders' equity (deficit)         $ 125,595    $ 120,485
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

                                                  For the three months ended
                                                  --------------------------
                                                   March 29,       March 30,
                                                     2003            2002
                                                  -----------    -----------
Net sales                                         $    42,377    $    36,641
Cost of goods sold                                     31,086         28,109
                                                  -----------    -----------
      Gross profit                                     11,291          8,532

Selling, general and administrative                     5,679          5,555
Severance charges                                          22             91
                                                  -----------    -----------
      Operating income                                  5,590          2,886

Interest expense                                        2,726          2,871
Foreign exchange (gains) losses                          (206)           576
Minority interest expense                                 555            318
Other expense (income)                                    (79)            67
                                                  -----------    -----------
     Income (loss) before income taxes                  2,594           (946)

Provision for income taxes                                404            159
                                                  -----------    -----------
      Net income (loss)                                 2,190         (1,105)

     Other comprehensive income (loss):
        Foreign currency translation adjustment           263         (4,732)
                                                  -----------    -----------
     Comprehensive income (loss)                  $     2,453    $    (5,837)
                                                  ===========    ===========

Basic earnings (loss) per common share            $      1.11    $     (0.56)
Diluted earnings (loss) per common share          $      1.08    $     (0.56)
Basic weighted average shares outstanding           1,969,000      1,985,000
Diluted weighted average shares outstanding         2,035,754      1,985,000

   The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            For the three months ended
                                                                            --------------------------
                                                                              March 29,     March 30,
                                                                                2003          2002
                                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                             $  2,190      $ (1,105)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
     Depreciation                                                                1,660         1,553
     Amortization                                                                  185           195
     Minority interest income                                                      554           318
     Loss on sale of property, plant, and equipment                                  5             3
     Deferred gain on sale and leaseback                                           (48)          (48)
     Changes in working capital items                                           (7,992)       (4,701)
                                                                              --------      --------
           Net cash provided by (used in) continuing operating activities       (3,446)       (3,785)
           Net cash provided by (used in) discontinued operations                 (175)        3,188
                                                                              --------      --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (3,621)         (597)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                            (1,152)         (721)
Proceeds from disposal of fixed assets                                             201             -
Acquisition of Mosal                                                                 -          (179)
Investment in affiliates                                                          (147)            -
                                                                              --------      --------
           NET CASH USED IN INVESTING ACTIVITIES                                (1,098)         (900)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving line of credit                                         4,017         1,122
Payments on long-term debt                                                        (164)         (314)
Borrowings (payments) on capital leases                                           (104)         (116)
Other financing costs, net                                                        (238)           (5)
                                                                              --------      --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                             3,511           687

Effect of exchange rate changes on cash                                            222          (270)
                                                                              --------      --------
Net increase (decrease) in cash                                                   (986)       (1,080)
Cash - beginning of period                                                       4,386         2,907
                                                                              --------      --------
CASH - END OF PERIOD                                                          $  3,400      $  1,827
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

These unaudited consolidated financial statements have been prepared by us in accordance with Rule 10-01 of Regulation S-X and have been prepared on a basis consistent with our audited financial statements for the year ended December 31, 2002. These statements reflect all adjustments, including items of a normal recurring nature, which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month period ended March 29, 2003 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

On January 22, 2002, the 1,920,000 shares of Prestolite Electric Holding, Inc. formerly held by Genstar Capital Corporation were distributed to the 39 shareholders of Genstar Capital Corporation. The voting power associated with the shares is exercised by Genstar Capital Corporation.


NOTE 2:  GOODWILL AND INTANGIBLE ASSETS

In 2001 the Financial Accounting Standards Board issued Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and required impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2002. Effective January 1, 2002 we adopted SFAS No. 142 and accordingly no longer amortize goodwill. Goodwill is instead assessed for impairment at least annually. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the anticipated earning multiples of the operating units. Both the initial analysis and the analysis at December 31, 2002 indicated that the fair value exceeded the corresponding carrying value.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements



Changes in goodwill for the three months ended March 29, 2003 follow (in thousands):

        Goodwill, December 31, 2002                    $ 4,048

        Impact of changes in foreign currency              (83)
                                                       --------
        Goodwill, March 29, 2003                       $ 3,965
                                                       ========


Amortizable intangible assets consist of the following (in thousands):


                               as of March 29, 2003               as of December 31, 2002
                              -----------------------           ---------------------------
                                          Accumulated                           Accumulated       Weighted
                               Gross     Amortization            Gross         Amortization     Average Life
                              -------    ------------           ------         ------------     ------------

   Licenses                     $ 226    $      (159)           $  226         $      (151)      7 years
   MOSAL                          879           (205)              699                (135)     10 years
   Financing Costs              4,613         (2,635)            4,613              (2,533)     10 years
   Technology                     948           (153)              801                (127)     10 years
   Total Net
                                         -----------                           -----------
      Amortizable Assets                 $     3,514                           $     3,393
                                         ===========                           ===========



NOTE 3: INVENTORIES

Inventories are summarized as follows (in thousands):


                                 As of                  As of
                               March 29,             December 31,
                                 2003                   2002
                               ---------             -----------
FIFO cost:
    Raw material                $ 22,040              $  19,519
    Work in progress               5,976                  3,919
    Finished goods                18,678                 18,315
                               ---------              ---------
    Total FIFO cost             $ 46,694              $  41,753
Adjustment to LIFO cost              738                    778
Reserves                          (4,195)                (3,832)
                               ---------              ---------
                                $ 43,237              $  38,699
                               =========              =========

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                        As of             As of
                                      March 29,        December 31,
                                         2003                2002
                                      ----------       ------------

Land & buildings                       $ 15,916           $ 16,649
Machinery & equipment                    55,077             53,471
Construction in progress                  1,229              1,617
                                      ----------       ------------
              Total, at cost           $ 72,222           $ 71,737
Accumulated depreciation                (40,536)           (38,705)
                                      ----------       ------------
Net                                    $ 31,686           $ 33,032
                                      ==========       ============



NOTE 5: DEBT

Debt consists of the following (in thousands):

                                                                 As of               As of
                                                               March 29,          December 31,
                                                                  2003               2002
                                                               ---------          ----------
       North America
            Float                                              $     963           $     130
            Senior unsecured notes, 9.625%                        98,533              98,533
            Revolving credit                                       3,585                   -
                                                               ---------           ---------
                  Total                                          103,081              98,663

       United Kingdom
            Overdraft facility                                       467               1,425
            Term loan                                              5,464               5,752
       South Africa                                                1,498                 990
       Argentina                                                       -                   -
       MOSAL obligation                                            1,010               1,040
       China                                                           -                   -
                                                               ---------           ---------
                  Total                                            8,439               9,207

       Total term, revolving credit and senior debt              111,520             107,870
       Capital lease obligations                                   1,374               1,456
       Other                                                          39                 114
                                                               ---------           ---------
       Consolidated total                                        112,933             109,440
            Less current maturities                                8,398               4,315
                                                               ---------           ---------
       Consolidated long term debt                             $ 104,535           $ 105,125
                                                               =========           =========

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


Our U.S. bank borrowing arrangements consist of a $10 million revolving credit facility and a $3.5 million revolving credit and letter of credit facility. Interest is payable on amounts borrowed under the revolving credit facility at the bank's prime rate plus up to another 0.75% depending upon amounts borrowed and our Funded Debt Ratio. We were paying interest at prime, 4.25% at March 29, 2003. The letter of credit fee is 2% of amounts drawn. Both U.S. facilities are collateralized by eligible accounts receivable and inventory. On March 29, 2003, letters of credit totaling $0.5 million were outstanding.

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

Our U.K. agreement consists of a (pound)3.6 million variable rate term loan and a (pound)2.3 million overdraft facility. Interest on the variable rate loan is 1.375% above the bank's base rate (3.75% at March 29, 2003) and interest on the overdraft is at 1.25% above the base rate. The term loan is repayable in sixty monthly payments through December 2007. The U.K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom. The Company was in violation of one U.K. debt covenant at December 31, 2002, which was waived by the U.K. bank.

At March 29, 2003 and December 31, 2002 we had no Argentine bank debt or discounted checks outstanding. In March 2002 our Argentine subsidiary acquired an Argentine corporation ("MOSAL") with certain tax benefits for 4.0 million Argentine pesos: 500,000 pesos in cash and 3.5 million pesos due over the next three years. The 3.5 million pesos are shown in the table above as $1.0 million of "MOSAL obligation" at December 31, 2002 and 3.0 million pesos are recorded as $1.0 million at March 29, 2003.

In South Africa we borrow from a bank at the bank's prime lending rate. This loan is supported by a pledge of South African receivables and fixed assets.

In China, the joint venture obtained a bank line of credit in 2002 for Rmb 10.0 million ($1.2 million translated at 8.28 Rmb to one U.S. dollar on March 29, 2003). The term of this agreement is one year. There were no borrowings at March 29, 2003 and December 31, 2002.

We classified $8.4 million of debt as current at March 29, 2003. This consisted of principal payments of $1.0 million due in the United Kingdom, principal payments of $0.4 million due on lease rental obligations, $0.5 million due for the MOSAL obligations, and $6.5 million of revolving debt which we expect (but are not obligated) to pay down over the following twelve months.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


(c) investments; (d) sale of assets and capital stock of subsidiaries; and (e) certain consolidations, mergers, transfers of assets and certain other transactions with affiliates. Our U.S. bank covenants require us to maintain a Funded Debt Ratio of not more than 6.5:1 and a Fixed Charge Coverage Ratio of not less that 1:1, as those terms are defined in our bank agreements. The foreign facilities contain covenants that pertain to the foreign operations.


NOTE 6:  SEVERANCE

We record severance expense when plans are announced and employees notified. The severance charged to operations in the table below is related to personnel reductions in the United Kingdom and in Argentina for the first quarter of 2003. The following is a summary of the severance charges and outlays (in thousands):


Beginning balance, December 31, 2002                                    $ 1,915
Severance charged to operations                                              22
Payments                                                                 (1,331)
Currency change                                                              85
                                                                    ------------

  Ending balance, March 29, 2003                                        $   691
                                                                    ============

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements



NOTE 7: DISCONTINUED OPERATIONS

Net assets related to discontinued operations at March 29, 2003 and December 31, 2002 are presented below (in thousands):

                                                                            As of              As of
                                                                          March 29,        December 31,
                                                                            2003             2002
                                                                        ------------     -------------
                                                                        (Unaudited)

   In escrow                                                                  $   536          $   536
   Facility held for sale                                                       3,246            3,246
   Accrued transaction costs, estimated sale price reductions,
         and provision for lease guarantee                                     (1,631)          (1,806)
                                                                        -------------     -------------
            Total                                                             $ 2,151          $ 1,976
                                                                        =============     =============



NOTE 8:  ARGENTINA

Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). The peso traded at $0.3396 (2.94 pesos per dollar) on March 30, 2002 and as a result of using this rate, we recorded a first quarter 2002 foreign exchange loss of $585,000 and a charge to other comprehensive income of $4.4 million representing the cumulative translation adjustment. The Argentine peso ended 2002 with a value of $0.2972 and we used that rate to translate the December 31, 2002 Argentina balance sheet. The peso traded at $0.3364 (2.97 pesos per dollar) on March 28, 2003. As a result, we recorded a first quarter 2003 foreign exchange gain of $0.2 million and other comprehensive income of $0.6 million representing the cumulative translation adjustment.

Our practice in Argentina had been to borrow funds by discounting post-dated checks received from our customers. Because Argentine banks stopped lending during the second half of 2001, we provided financial support to our Argentine subsidiary from North America, increasing the amount lent to that subsidiary by $5.3 million during 2001. Also during 2001 our Argentine subsidiary reduced the non-debt discounted checks outstanding by $3.7 million and bank debt outstanding by $1.2 million. During 2002 we lent an additional $2.1 million to our Argentine subsidiary and the subsidiary reduced its discounted checks outstanding and bank debt to zero. In the first quarter of 2003, we received $0.3 million from the Argentine subsidiary repaying part of the loan made in 2001 and 2002.



NOTE 9:  GEOGRAPHIC REGIONS

Prestolite operates in five principal geographic regions; each region's revenue and operating performance is managed and reported separately. We evaluate operating performance based on

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


adjusted earnings before interest expense, taxes, depreciation, and amortization (Adjusted EBITDA) in each geographic region. The Company defines Adjusted EBITDA as operating income plus depreciation, amortization and other special charges. Corporate overhead and certain other charges are not allocated to the business/geographic units. Sales from Africa and South America consist largely of products for automotive and light truck applications while sales of products from North America and Europe consist largely of products for heavy-duty applications. China sales are primarily products for medium and heavy-duty applications.

Sales, assets and Adjusted EBITDA are summarized by geographic region as follows (in thousands):

                                           North                   South
                                          America      Europe      America      Africa          Asia       Other       Total
                                          --------     -------     -------     -------         -------    -------     --------

Sales to external customers, based on point of shipment
For quarter ended:

      March 29, 2003                      $ 26,213    $  9,374     $ 3,594     $ 1,438         $ 1,758     $  -       $ 42,377
      March 30, 2002                      $ 22,210    $  8,538     $ 2,045     $ 1,071         $ 2,777     $  -       $ 36,641

Long-lived assets (net) as of:
      March 29, 2003                      $ 11,650    $ 14,129     $ 1,916     $ 1,277         $ 2,714     $  -       $ 31,686
      December 31, 2002                   $ 11,726    $ 15,094     $ 2,301     $ 1,233         $ 2,678     $  -       $ 33,032

Sales to external customers, based on location of customers
For quarter ended:
      March 29, 2003                      $ 22,194    $  8,509     $ 3,473     $ 1,401         $ 6,077     $723       $ 42,377
      March 30, 2002                      $ 23,470    $  7,849     $ 2,022     $ 1,074         $ 1,702     $524       $ 36,641

Adjusted EBITDA
For quarter ended:
      March 29, 2003                      $  5,269    $  1,488     $   979     $    27         $   989
      March 30, 2002                      $  3,612    $  1,166     $   543     $    74         $   642


A reconciliation of adjusted EBITDA to net income follows (in thousands of U.S. dollars):


                                                                  For the quarter ended
                                                                March 29,      March 30,
                                                                   2003          2002
                                                               ----------     ----------
              Adjusted EBITDA of geographic regions              $ 8,752       $  6,037
              Less:
              Corporate costs                                    $ 1,216       $  1,379
              Depreciation and amortization                        1,845          1,748
              Severance                                               22             91
              Interest expense                                     2,726          2,871
              Foreign exchange loss (gain)                          (206)           576
              Minority interest expense                              555            318
              Provision for income taxes                             404            159
                                                               ----------     ----------
              Net income (loss)                                  $ 2,190       $ (1,105)
                                                               ==========     ==========

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

      Prestolite Electric Beijing, Ltd. manufactures automotive products in China, selling primarily into the heavy-duty (non-automotive) market.


RESULTS OF OPERATIONS
Quarter Ended March 29, 2003 Compared to Quarter Ended March 30, 2002

      Sales for the quarter ended March 29, 2003 were $42.4 million, an increase of $5.7 million, or 15.7%, from $36.6 million in the first quarter of 2002. The sales increase is mostly attributable to the North American sales of $26.2 million in the first quarter of 2003, an increase of $4.0 million, or 18.0%, from sales in the first quarter of 2002 of $22.2 million. Other contributions to the increase in sales included South American sales of $3.6 million, an increase of $1.5 million or 75.6%; European sales of $9.4 million, an increase of $0.8 million or 9.8%; and African sales of $1.4 million, an increase of $0.4 million or 34.3%. These sales increases were partially offset by Asian sales of $1.6 million, a decrease of $1.2 million, or 36.7%, from sales of $2.8 million in the first quarter 2002. The increases in European and African sales were due to exchange rate changes. In local currencies, European and African sales fell slightly.

      Gross profit was $11.3 million in the first quarter of 2003, or 26.6% of sales. This compares to gross profit of $8.5 million, or 23.3% of sales, in the first quarter of 2002. Control of product costs, a shift toward higher margin products, and the weakening of the Argentine peso produced the improvement in gross profit.

      Selling, general, and administrative expense was $5.7 million, or 13.4% of sales for the first quarter of 2003, an increase of $0.1 million, or 2.2%, from $5.6 million, or 15.2% of sales, in the first quarter of 2002. The dollar increase in selling, general, and administrative expense is due to inflation plus additional spending for sales and marketing.

      Operating income in the first quarter of 2003 was $5.6 million, or 13.2% of sales, an increase of $2.7 million, or 93.7%, from the $2.9 million, or 7.9% of sales, in the first quarter of 2002. This was due to the factors discussed above.

      Other income was $79,000 in the first quarter of 2003 compared to other expense of $67,000 in the first quarter of 2002. This consists primarily of interest income, miscellaneous income, royalty expense, and trademark expense.

      Interest expense was $2.7 million in the first quarter of 2003, a decrease of $0.2 million compared to $2.9 million in the first quarter of 2002. This decrease is due to the reductions in United States and United Kingdom debt and lower interest rates on bank debt.

      The provision for income taxes was $404,000, 15.6% of the income before taxes, for the first quarter of 2003 compared to the $159,000 provision for income taxes, 16.8% of income before tax, for the first quarter of 2002, when we reported a pretax loss. In the first quarter of 2003 we did not record a U.S. tax provision despite U.S. pretax income because we previously did not record a benefit associated with U.S. operating losses.


LIQUIDITY AND CAPITAL RESOURCES

      Cash used by operating activities in the first quarter of 2003 was $3.6 million. Capital spending for the first quarter of 2003 was $1.2 million, an increase of $0.5 million from the first quarter of 2002, not including the MOSAL transaction in 2002. Of the $1.2 million, $0.7 million was spent in the United States and $0.5 million outside the United States. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products.

      Debt, net of cash, increased from $105.1 million at December 31, 2002 to $109.5 million at March 29, 2003, an increase of $4.4 million. Factors contributing to this increase were the $1.2 million of capital spending, a $2.0 million increase in accounts receivable, a $4.5 million increase in inventory, and a $3.3 million decrease in accrued liabilities. The decrease in accrued liabilities was mostly due to a $4.0 million decrease in accrued liabilities in North America for interest paid in February on the senior notes, offset by small changes in accrued liabilities in our international locations.

      We had a cash balance of $3.4 million and revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $9.3 million and $3.1 million were available based on the March 29, 2003 levels of eligible receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt.

As of March 29, 2003, we had no bank debt outstanding in China or Argentina. In South Africa we borrow from a bank on an unsecured basis.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. Accordingly, we will reclassify to other income or expense the extraordinary gains previously recorded on the repurchase of our senior notes.

      In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 are currently effective. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. We do not believe the adoption of this portion of the Interpretation will have a material effect on our financial condition or results of operations.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. We do not believe this Interpretation will significantly impact our financial position or results of operations.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Reports on Form 8-K filed in the three month period ended March 29, 2003, and incorporated by reference include:
               1. 8K filed on January 30, 2003, accompanied by the press release of January 28, 2003 announcing sales for the year ended December 31, 2002.

               2. 8K filed on February 28, 2003 accompanied by the press release of February 27, 2003 reporting results for the year ended December 31, 2002.

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





Date:    May 12, 2003               By:  /s/ Kenneth C. Cornelius
                                         ------------------------
                                             Kenneth C. Cornelius
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)

                        CERTIFICATION ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prestolite Electric Holding, Inc. (the Company) on Form 10-Q for the period ending March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report):

I, P. Kim Packard, Chief Executive Officer of the Company. certify, pursuant to Rule 13a-14, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

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

Date:    May 12, 2003                        By:  /s/ P. Kim Packard
                                                  ------------------
                                                  P. Kim Packard, President and
                                                  Chief Executive Officer

                        CERTIFICATION ADOPTED PURSUANT TO
                   SECTION 302 THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prestolite Electric Holding, Inc. (the Company) on Form 10-Q for the period ending March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report):

I, Kenneth C. Cornelius, Chief Financial Officer of the Company. certify, pursuant to Rule 13a-14, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

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

Date:    May 12, 2003                 By:    /s/ Kenneth C. Cornelius
                                             ------------------------
                                                 Kenneth C. Cornelius,
                                                 Executive Vice President and
                                                 Chief Financial Officer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002