Form 10-Q
period 2003-06-28
PRESTOLITE ELECTRIC HOLDING INC
filed 2003-08-19
CIK 1057053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
 / X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 28, 2003.

 /   /      Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the Transition Period From_______to_______.

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

             2311 Green Road, Ste. B., Ann Arbor,     Michigan 48105
          ------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

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

                         Yes      X       No
                             -----------     ------------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Number of common shares outstanding
           Class:                          as of August 13, 2003
       Common Stock                                  1,969,000


This form 10Q may be found on Prestolite's website at http://www.prestolite.com/literature/corp/2003_2q10q.pdf.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I:  Item 1:  Financial Information

Condensed Consolidated Balance Sheets
at June 28, 2003 (unaudited) and December 31, 2002                            3

Condensed Consolidated Statements of Operations
Three and six months ended June 28, 2003 and June 29, 2002                    4

Condensed Consolidated Statements of Cash Flows
Six months ended June 28, 2003 and June 29, 2002                              5

Notes to Condensed Consolidated Financial Statements                          6

Item 2:  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          14

Item 4:  Internal Controls and Procedures                                    18

Part II:   Other Information                                                 19

Signatures                                                                   20

Certification of the Chief Executive Officer pursuant to
   Section 302 of the Sarbanes-Oxley Act of 2002                             21

Certification of the Chief Financial Officer pursuant to
   Section 302 of the Sarbanes-Oxley Act of 2002                             22

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                            June 28,       December 31,
                                                                              2003             2002
                                                                          ------------     -----------
Assets                                                                    (Unaudited)
   Current Assets:
      Cash                                                                 $   3,668        $   4,386
      Accounts receivable, net of allowances                                  29,987           28,264
      Inventories, net                                                        46,850           38,699
      Prepaid and other current assets                                         3,209            2,675
                                                                           ---------        ---------
                                Total current assets                          83,714           74,024

   Property, plant and equipment, net                                         31,515           33,032
   Investments                                                                   577              577
   Goodwill                                                                    4,138            4,048
   Other intangibles, net                                                      3,367            3,393
   Long-term receivables and pension assets                                    3,941            3,435
   Net assets of discontinued operations                                       2,073            1,976
                                                                           ---------        ---------
          Total assets                                                     $ 129,325        $ 120,485
                                                                           =========        =========

Liabilities
   Current Liabilities:
      Revolving credit                                                     $   5,761        $   3,575
      Current portion of long-term debt                                          867              740
      Accounts payable                                                        17,893           16,118
      Accrued liabilities                                                     15,921           15,006
                                                                           ---------        ---------
                                Total current liabilities                     40,442           35,439

   Long-term debt                                                            104,189          105,125
   Other non-current liabilities                                               9,954            9,955
                                                                           ---------        ---------
                                Total liabilities                            154,585          150,519

Minority interest                                                              4,716            5,908

Stockholders' equity (deficit)
   Common stock, par value $.01, 5,000,000 shares authorized,
      1,969,000 shares issued and outstanding
      at June 28, 2003 and December 31, 2002                                       2                2
   Paid-in capital                                                            17,538           16,957
   Accumulated deficit                                                        (1,780)          (5,151)
   Notes receivable, employees' stock purchase, 7.74% due 2002                  (105)            (105)
   Treasury stock, 1,334,000 shares on June 28, 2003
      and December 31, 2002                                                  (24,900)         (24,900)
                                                                           ---------        ---------
            Total stockholders' deficit before accumulated other
                comprehensive income (loss)                                   (9,245)         (13,197)

   Minimum pension liability                                                  (9,156)          (9,156)
   Foreign currency translation adjustment                                   (11,575)         (13,589)
                                                                           ---------        ---------
           Accumulated other comprehensive income (loss)                     (20,731)         (22,745)

                                Total stockholders' equity (deficit)         (29,976)         (35,942)

                                                                           ---------        ---------
          Total liabilities and stockholders' equity (deficit)             $ 129,325        $ 120,485
                                                                           =========        =========


       The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts


                                                        For the three months ended             For the six months ended
                                                      ------------------------------        ------------------------------
                                                       June 28,           June 29,           June 28,            June 29,
                                                         2003               2002               2003                2002
                                                      -----------        -----------        -----------        -----------
Net sales                                             $    46,037        $    40,742        $    88,414        $    77,383
Cost of goods sold                                         34,626             30,608             65,712             58,717
                                                      -----------        -----------        -----------        -----------
      Gross profit                                         11,411             10,134             22,702             18,666

Selling, general and administrative                         5,816              5,541             11,494             11,096
Stock option charges                                          581                  -                581                  -
Severance charges                                              61                 89                 83                180
                                                      -----------        -----------        -----------        -----------
      Operating income                                      4,953              4,504             10,544              7,390

Interest expense                                            2,818              2,745              5,544              5,616
Foreign exchange losses                                       284                387                 78                963
Lease guarantee charge                                          -                400                  -                400
Minority interest expense                                     275                582                830                900
Other income                                                  (93)              (105)              (171)               (38)
                                                      -----------        -----------        -----------        -----------

     Income (loss) before income taxes                      1,669                495              4,263               (451)

Provision for income taxes                                    488                307                892                466

                                                      -----------        -----------        -----------        -----------
      Net income (loss)                                     1,181                188              3,371               (917)

     Other comprehensive income (loss):
        Foreign currency translation adjustment             1,751                504              2,014             (4,228)

                                                      -----------        -----------        -----------        -----------
     Comprehensive income (loss)                      $     2,932        $       692        $     5,385        $    (5,145)
                                                      ===========        ===========        ===========        ===========

Basic earnings (loss) per common share                $      0.60        $      0.09        $      1.71        $     (0.46)


Diluted earnings (loss) per common share              $      0.56        $      0.09        $      1.61        $     (0.46)


Basic weighted average shares outstanding               1,969,000          1,985,000          1,969,000          1,985,000
Diluted weighted average shares outstanding             2,091,007          1,985,000          2,091,007          1,985,000


The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                               For the six months ended
                                                                               ------------------------
                                                                                June 28,       June 29,
                                                                                  2003           2002
                                                                                -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                               $ 3,371        $  (917)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
     Depreciation                                                                 3,369          2,965
     Amortization                                                                   376            339
     Option repurchase / extension                                                  581
     Minority interest income                                                       830            900
     Loss (gain) on sale of property, plant, and equipment                          (86)             3
     Deferred gain on sale and leaseback                                            (96)           (96)
     Changes in working capital items                                            (8,164)        (4,555)
                                                                                -------        -------
           Net cash provided by (used in) continuing operating activities           181         (1,361)
           Net cash provided by (used in) discontinued operations                   (97)         2,925
                                                                                -------        -------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       84          1,564

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                             (2,359)        (1,971)
Proceeds from disposal of fixed assets                                              294              -
Acquisition of Mosal                                                                  -           (179)
Investment in affiliates                                                           (155)             -
                                                                                -------        -------
           NET CASH USED IN INVESTING ACTIVITIES                                 (2,220)        (2,150)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving line of credit                                          2,180            158
Payments on long-term debt                                                         (432)          (738)
Proceeds from borrowings                                                              -            362
Borrowings (payments) on capital leases                                            (130)          (190)
Other financing costs, net                                                         (377)            (6)
                                                                                -------        -------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,241           (414)

Effect of exchange rate changes on cash                                             177            186

                                                                                -------        -------
Net increase (decrease) in cash                                                    (718)          (814)
Cash - beginning of period                                                        4,386          2,907

                                                                                -------        -------
CASH - END OF PERIOD                                                            $ 3,668        $ 2,093
                                                                                =======        =======


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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the six-month period ended June 28, 2003 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

On January 22, 2002, the 1,920,000 shares of Prestolite Electric Holding, Inc. formerly held by Genstar Capital Corporation were distributed to the 39 shareholders of Genstar Capital Corporation. The voting power associated with the shares is exercised by Genstar Capital Corporation.

NOTE 2: JOINT VENTURE

Prestolite Electric Beijing, Ltd. (PEBL) began operations in The People's Republic of China on April 1, 2001. Prestolite initially contributed certain technology to PEBL and agreed to contribute an additional $1.9 million in cash to PEBL by the first quarter of 2004. In order to receive a dividend from PEBL, the contributed capital was required to be made. Therefore in the second quarter of 2003 the contribution of $1.9 million was made. Subsequently, we received a dividend of $2.2 million from PEBL. The joint venture partners did not receive their corresponding dividend at June 28, 2003 and as a result, $2.1 million is included in accrued liabilities at June 28, 2003.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3:  GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the six months ended June 28, 2003 follow (in thousands):

      Goodwill, December 31, 2002                 $    4,048

      Impact of changes in foreign currency               90
                                                  -----------
      Goodwill, June 28, 2003                     $    4,138
                                                  ===========





Amortizable intangible assets consist of the following (in thousands):


                                   as of June 28, 2003                  as of December 31, 2002
                            -----------------------------------    -----------------------------------
                                                 Accumulated                           Accumulated          Weighted
                                Gross           Amortization          Gross            Amortization       Average Life
                            --------------    -----------------    -------------    ------------------  ------------------
Licenses                          $   226              $  (167)        $    226               $  (151)     7 years
MOSAL                                 928                 (273)             699                  (135)    10 years
Financing Costs                     4,613               (2,737)           4,613                (2,533)    10 years
Technology                            956                 (179)             801                  (127)    10 years
Total Net
                                              -----------------                     ------------------
   Amortizable Assets                                  $ 3,367                                $ 3,393
                                              =================                     ==================


The MOSAL change was caused by the impact of exchange rate changes for foreign currency.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE 4: INVENTORIES

Inventories are summarized as follows (in thousands):

                                       As of                       As of
                                      June 28,                  December 31,
                                        2003                        2002
                                  ----------------            ----------------
FIFO cost:
       Raw material                      $ 25,759                    $ 19,519
       Work in progress                     4,718                       3,919
       Finished goods                      19,319                      18,315
                                  ----------------            ----------------
       Total FIFO cost                   $ 49,796                    $ 41,753
Adjustment to LIFO cost                       760                         778
Reserves                                   (3,706)                     (3,832)
                                  ----------------            ----------------
                                         $ 46,850                    $ 38,699
                                  ================            ================


NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                            As of                  As of
                                          June 28,              December 31,
                                            2003                    2002
                                      -----------------        --------------
Land & buildings                              $ 16,415              $ 16,649
Machinery & equipment                           56,146                53,471
Construction in progress                         1,558                 1,617
                                      -----------------        --------------
              Total, at cost                  $ 74,119              $ 71,737
Accumulated depreciation                       (42,604)              (38,705)
                                      -----------------        --------------
Net                                           $ 31,515              $ 33,032
                                      =================        ==============

NOTE 6: DEBT

Debt consists of the following (in thousands):

                                                          As of          As of
                                                        June 28,      December 31,
                                                          2003           2002
                                                        --------      -----------
North America
     Float                                              $    371        $    130
     Senior unsecured notes, 9.625%                       98,533          98,533
     Revolving credit                                      2,484               -
                                                        --------        --------
           Total                                         101,388          98,663

United Kingdom
     Overdraft facility                                    1,417           1,425
     Term loan                                             4,405           5,752
South Africa                                               1,489             990
Argentina                                                      -               -
MOSAL obligation                                             982           1,040
China                                                          -               -
                                                        --------        --------
           Total                                           8,293           9,207

Total term, revolving credit and senior debt             109,681         107,870
Capital lease obligations                                  1,099           1,456
Other                                                         37             114
                                                        --------        --------
Consolidated total                                       110,817         109,440
     Less current maturities                               6,628           4,315
                                                        --------        --------
Consolidated long term debt                             $104,189        $105,125
                                                        ========        ========


Our U.S. bank borrowing arrangements consist of a $10 million revolving credit facility and a $3.5 million revolving credit and letter of credit facility. Interest is payable on amounts borrowed under the revolving credit facility at the bank's prime rate plus up to another 0.75% depending upon amounts borrowed and our Funded Debt Ratio. We were paying interest at prime, 4% at June 28, 2003. The letter of credit fee is 2% of amounts drawn. Both U.S. facilities are collateralized by eligible accounts receivable and inventory. On June 28, 2003, letters of credit totaling $0.7 million were outstanding.

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

Our U.K. agreement consists of a (pound)3.6 million variable rate term loan and a (pound)2.3 million overdraft facility. Interest on the variable rate loan is 1.375% above the bank's base rate (3.75% at June 28, 2003) and interest on the overdraft is at 1.25% above the base rate. The term loan is repayable in sixty monthly payments through December 2007. The U.K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom.

At June 28, 2003 and December 31, 2002 we had no Argentine bank debt outstanding. In March 2002 our Argentine subsidiary acquired an Argentine corporation ("MOSAL") with certain tax benefits for 4.0 million Argentine pesos:
500,000 pesos in cash and 3.5 million pesos due over the next three years. The
3.5 million pesos are shown in the table above as $1.0 million of "MOSAL obligation" at December 31, 2002 and 3.0 million pesos are recorded as $1.0 million at June 28, 2003.

In South Africa we borrow from a bank at the bank's prime lending rate. This loan is supported by a pledge of South African receivables and fixed assets.

In China, our joint venture has a bank line of credit for Rmb 10.0 million ($1.2 million translated at 8.28 Rmb to one U.S. dollar on June 28, 2003). There were no borrowings against this line at June 28, 2003 or December 31, 2002.

We classified $6.6 million of debt as current at June 28, 2003. This consisted of principal payments of $1.0 million due in the United Kingdom, principal payments of $0.3 million due on lease rental obligations, $0.6 million due for the MOSAL obligation, and $4.7 million of revolving debt which we expect (but are not obligated) to pay down over the following twelve months.

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

NOTE 7:  SEVERANCE

We record severance expense when plans are announced and employees notified. The severance charged to operations in the table below is related to personnel reductions in the United Kingdom and in Argentina for the first half of 2003. The following is a summary of our severance liability charges and outlays (in thousands):

         Beginning balance, December 31, 2002              $  1,915
         Severance charged to operations                         83
         Payments                                            (1,337)
         Currency change                                       (129)
                                                           ---------

           Ending balance, June 28, 2003                   $    532
                                                           =========

NOTE 8: DISCONTINUED OPERATIONS

Net assets related to discontinued operations at June 28, 2003 and December 31, 2002 are presented below (in thousands):

                                                                    As of            As of
                                                                  June 28,       December 31,
                                                                    2003             2002
                                                               ---------------  ---------------
                                                                (Unaudited)
In escrow                                                             $   536          $   536
Facility held for sale                                                  3,246            3,246
Accrued transaction costs, estimated sale price reductions,
      and provision for lease guarantee                                (1,709)          (1,806)
                                                               ---------------  ---------------
         Total                                                        $ 2,073          $ 1,976
                                                               ===============  ===============


NOTE 9:  ARGENTINA

Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). The peso traded at $0.3396 (2.94 pesos per dollar) on March 30, 2002 and as a result of using this rate, we recorded a first quarter 2002 foreign exchange loss of $585,000 and a charge to other comprehensive income of $4.4 million representing the cumulative translation adjustment. The Argentine peso ended 2002 with a value of $0.2972 and we used that rate to translate the December 31, 2002 Argentina balance sheet. The peso traded at $0.3552 (2.82 pesos per dollar) on June 27, 2003. As a result, we recorded a first half 2003 foreign exchange gain of $0.1 million and other comprehensive income of $1.1 million representing the cumulative translation adjustment.

NOTE 10:  GEOGRAPHIC REGIONS

Prestolite operates in five principal geographic regions; each region's revenue and operating performance is managed and reported separately. We evaluate operating performance based on adjusted earnings before interest expense, taxes, depreciation, and amortization (Adjusted EBITDA) in each geographic region. The Company defines Adjusted EBITDA as operating income plus depreciation, amortization and other special charges. Corporate overhead and certain other charges are not allocated to the business/geographic units. Sales from Africa and South America consist largely of products for automotive and light truck applications while sales of products from North America and Europe consist largely of products for heavy-duty applications. China sales are primarily products for medium and heavy-duty applications.

Sales, assets and Adjusted EBITDA are summarized by geographic region as follows (in thousands):

                                       North                        South
                                     America         Europe        America       Africa        Asia        Other            Total
                                    ---------       --------      ---------     --------     --------     --------        ---------
Sales to external customers, based on point of shipment
For quarter ended:
      June 28, 2003                  $ 25,366       $  9,459        $ 5,425      $ 1,684      $ 4,103      $     -         $ 46,037
      June 29, 2002                  $ 22,832       $  8,723        $ 2,657      $ 1,548      $ 4,982      $     -         $ 40,742

For six months ended:
      June 28, 2003                  $ 48,461       $ 18,500        $ 8,980      $ 3,118      $ 9,355      $     -         $ 88,414
      June 29, 2002                  $ 44,702       $ 17,066        $ 4,702      $ 2,619      $ 8,294      $     -         $ 77,383

Long-lived assets (net) as of:
      June 28, 2003                  $ 11,684       $ 14,175        $ 2,129      $ 1,323      $ 2,204      $     -         $ 31,515
      December 31, 2002              $ 11,726       $ 15,094        $ 2,301      $ 1,233      $ 2,678      $     -         $ 33,032

Sales to external customers, based on location of customers
For quarter ended:
      June 28, 2003                  $ 24,127       $  9,085        $ 5,437      $ 1,672      $ 4,956      $   760         $ 46,037
      June 29, 2002                  $ 22,156       $  7,822        $ 2,419      $ 1,530      $ 6,343      $   472         $ 40,742

For six months ended:
      June 28, 2003                  $ 46,321       $ 17,594        $ 8,910      $ 3,073     $ 11,033      $ 1,483         $ 88,414
      June 29, 2002                  $ 42,849       $ 15,671        $ 4,441      $ 2,604     $ 10,822      $   996         $ 77,383


Adjusted EBITDA
For quarter ended:
      June 28, 2003                  $  5,348       $  1,506        $ 1,397       $  (48)     $   697                      $  8,900
      June 29, 2002                  $  3,930       $  1,481        $   856       $  173      $ 1,461                      $  7,901

For six months ended:
      June 28, 2003                  $ 10,617        $ 2,994        $ 2,376       $  (21)     $ 1,499                      $ 17,465
      June 29, 2002                  $  7,542        $ 2,647        $ 1,399       $  247      $ 2,103                      $ 13,938

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


A reconciliation of adjusted EBITDA to net income follows (in thousands of U.S. dollars):

                                             For the quarter ended       For the six months ended
                                             June 28,      June 29,       June 28,       June 29,
                                              2003           2002           2003           2002
                                            --------       --------       --------       --------
Adjusted EBITDA of geographic regions       $  8,900       $  7,901       $ 17,652       $ 13,938
Less:
Corporate costs                                1,312          1,647          2,528          3,026
Depreciation and amortization                  1,900          1,556          3,745          3,304
Lease guarantee charge                             -            400              -            400
Severance                                         61             89             83            180
Stock option charges                             581              -            581              -
Interest expense                               2,818          2,745          5,544          5,616
Foreign exchange loss                            284            387             78            963
Minority interest expense                        275            582            830            900
Provision for income taxes                       488            307            892            466
                                            --------       --------       --------       --------
Net income (loss)                           $  1,181       $    188       $  3,371       $   (917)
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


RESULTS OF OPERATIONS
Quarter Ended June 28, 2003 Compared to Quarter Ended June 29, 2002

      Sales to external customers for the quarter ended June 28, 2003 were $46.0 million, an increase of $5.3 million, or 13.0%, from $40.7 million in the second quarter of 2002. Contributions to the sales increase were South American sales of $5.4 million in the second quarter of 2003, an increase of $2.8 million, or 104.2%, from sales in the second quarter of 2002 of $2.7 million; North American sales of $25.4 million, an increase of $2.5 million, or 11.1%, over sales in the second quarter of 2002 of $22.8 million; African sales of $1.7 million, an increase of $0.1 million or 8.8%; and European sales of $9.5 million, an increase of $0.7 million or 8.4%. These sales increases were partially offset by sales in China of $4.1 million, a decrease of $0.9 million, or 17.6%, from sales of $5.0 million in the second quarter 2002, mostly due to the impact of SARS on our bus manufacturing customers. The increases in Argentinean, European and African sales were partially due to exchange rate changes. In local currencies, South American sales rose approximately 102%, with aftermarket sales from South America increasing 102.5% and export sales from South America increasing 99.2%; European and African sales fell slightly across most markets.

      Gross profit was $11.4 million in the second quarter of 2003, or 24.8% of sales. This compares to gross profit of $10.1 million, or 24.9% of sales, in the second quarter of 2002. Increased sales volumes, control of product costs, offset by the strengthening of the Argentine Peso and South African Rand produced the improvement in gross profit.

      Selling, general, and administrative expense was $5.8 million, or 12.6% of sales for the second quarter of 2003, an increase of $0.3 million, or 4.9%, from $5.5 million, or 13.6% of sales, in the second quarter of 2002. The dollar increase in selling, general, and administrative expense is due to inflation plus additional spending for sales and marketing.

      Operating income in the second quarter of 2003 was $5.0 million, or 10.8% of sales, an increase of $0.5 million, or 10.0%, from the $4.5 million, or 11.0% of sales, in the second quarter of 2002. This was due to the factors discussed above. In the second quarter a $0.6 million charge for options was recorded.

      Interest expense was $2.8 million in the second quarter of 2003, an increase of $0.1 million compared to $2.7 million in the second quarter of 2002. This increase is due to an increase in South African debt and changes in the interest rates on bank debt.

      The provision for income taxes was $488,000, 29.2% of the income before taxes, for the second quarter of 2003 compared to the $307,000 provision for income taxes, 62.0% of income before tax, for the second quarter of 2002. During the second quarter of 2003 we booked a benefit in the United Kingdom to adjust for corrections to the 2002 provision. In 2002 we did not book a benefit in the Unites States for the second quarter loss.

Six Months Ended June 28, 2003 Compared to Six Months Ended June 29, 2002

      Sales for the six months ended June 28, 2003 were $88.4 million, an increase of $11.0 million, or 14.3%, from $77.4 million in the first six months of 2002. The sales increase is attributable to the North American sales of $48.5 million in the first six months of 2003, an increase of $3.8 million, or 8.4%, from sales in the first six months of 2002 of $44.7 million; South American sales of $9.0 million, an increase of $4.3 million or 91.0%; European sales of $18.5 million, an increase of $1.4 million or 8.4%; and African sales of $3.1 million, an increase of $0.5 million or 19.1%; and Asian sales of $9.4 million, an increase of $1.1 million, or 12.8%, from sales of $8.3 million in the first six months of 2002. The increases in South American, European and African sales were partially due to exchange rate changes. In local currencies, South American sales grew 101.7%, with aftermarket sales from South America increasing 139.3% and export sales from South America increasing 113.1%; European and African sales fell slightly.

      Gross profit was $65.7 million in the first six months of 2003, or 25.7% of sales. This compares to gross profit of $58.7 million, or 24.1% of sales, in the first six months of 2002. Increased sales volume, control of product costs, and the weakening of the Argentine peso offset by the strengthening of the South African Rand produced the improvement in gross profit.

      Selling, general, and administrative expense was $11.5 million, or 13.0% of sales for the first six months of 2003, an increase of $0.4 million, or 3.6%, from $11.1 million, or 14.3% of sales, in the first six months of 2002. The dollar increase in selling, general, and administrative expense is due to inflation plus additional spending for sales and marketing.

      Operating income in the first six months of 2003 was $10.5 million, or 11.9% of sales, an increase of $3.2 million, or 42.7%, from the $7.4 million, or 9.6% of sales, in the first six months of 2002. This was due to the factors discussed above. In the second quarter of the 2003 a $0.6 million charge for options was recorded.

      Interest expense was $5.5 million in the first six months of 2003, a decrease of $0.1 million compared to $5.6 million in the first six months of 2002. This decrease is due to the reductions in United States and United Kingdom debt and lower interest rates on bank debt offset by a slight increase in African debt in the second quarter of 2002.

      The provision for income taxes was $892,000, 20.9% of the income before taxes, for the first six months of 2003 compared to the $466,000 provision for income taxes for the first six months of 2002 on a book loss of $451,000. In 2002 we did not record a tax benefit in the United States on a $2.4 million pretax loss.


LIQUIDITY AND CAPITAL RESOURCES

      Cash generated by operating activities in the first half of 2003 was $0.2 million. Capital spending for the first half of 2003 was $2.4 million, an increase of $0.4 million from the first half of 2002, not including the MOSAL transaction in 2002. Of the $2.4 million, $1.5 million was spent in the United States and $0.9 million outside the United States. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products.

      Debt, net of cash, increased from $105.1 million at December 31, 2002 to $107.1 million at June 28, 2003, an increase of $2.0 million. Factors contributing to this increase were the $2.4 million of capital spending, a $1.7 million increase in accounts receivable, and a $8.1 million increase in inventory, offset by a $0.9 million increase in accrued liabilities.

      We had a cash balance of $3.7 million and revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $10.5 million and $3.4 million were available based on the June 28, 2003 levels of eligible receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. As of June 28, 2003, we had no bank debt outstanding in China or Argentina.

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

      We believe that cash flows from operations, our existing cash balances and amounts available under these revolving credit facilities will provide adequate funds for ongoing operations, planned capital expenditures, investments, and debt service for at least the next twelve months. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet our obligations.

NEW ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. Accordingly, we will reclassify to other income the gains recorded on the repurchase of our senior notes previously treated as extraordinary items.

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

      In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31,2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. We do not believe this Interpretation will significantly impact our financial position or results of operations.

      On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The adoption of this statement will not have have an impact on the Company's consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). The adoption of this statement will not have an impact on the Company's consolidated financial position or results of operations.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Reports on Form 8-K filed in the three month period ended June 28, 2003, and incorporated by reference include:
              1. 8K filed on April 7, 2003, accompanied by the press release of April 4, 2003 announcing the election of Peter J. Corrigan to the position of Executive Vice President and Chief Operating Officer.
              2. 8K filed on May 7, 2003 accompanied by the press release of May 6, 2003 reporting results for the quarter ended March 29, 2003.
              3. 8K filed on May 9, 2003 accompanied by the press release of May 8, 2003 announcing the selection of CIBC World Markets Corp. to assist in the potential sale of the company.

         (b)  Exhibits
              31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

M:\aa_acct\ECKLEY\Quarter\2003\2nd Qtr\2Q-10Q\SIGNATURES.doc
M:\aa_acct\ECKLEY\Quarter\2003\2nd Qtr\2Q-10Q\CEO 302 Cert.doc M:\aa_acct\ECKLEY\Quarter\2003\2nd Qtr\2Q-10Q\CFO 302 Cert.doc M:\aa_acct\ECKLEY\Quarter\2003\2nd Qtr\2Q-10Q\CEO 906 Cert.doc

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 15, 2003                      By:  /s/ Kenneth C. Cornelius
                                                   ------------------------
                                              Kenneth C. Cornelius
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)

                                 Exhibit Index


        Exhibit No.                        Description
        -----------                        -----------
              31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002