Form 10-Q
period 2003-09-27
PRESTOLITE ELECTRIC HOLDING INC
filed 2003-11-10
CIK 1057053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
/  X  /       Quarterly Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the Quarterly Period Ended
              September 27, 2003.

/     /       Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the Transition Period From
                            to                 .
              --------------  -----------------

Commission File Number              333-49429-01

                        PRESTOLITE ELECTRIC HOLDING, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                              94-3142033
      ------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)

       2311 Green Road, Ste. B., Ann Arbor, Michigan        48105
      ------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

                                 (734) 913-6600
                                -----------------
              (Registrant's telephone number, including area code)

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

                                             Number of common shares outstanding
          Class:                             as of November 10, 2003
       Common Stock                                 1,969,000


This form 10Q may be found on Prestolite's website at http://www.prestolite.com/literature/corp/2003_3q10q.pdf.

                                   FORM 10-Q

                                TABLE OF CONTENTS

Part I:  Financial Information

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets
at September 27, 2003 (unaudited) and December 31, 2002                                   3

Unaudited Condensed Consolidated Statements of Operations Three and nine months
ended September 27, 2003 and September 28, 2002                                           4

Unaudited Condensed Consolidated Statements of Cash Flows
Nine months ended September 27, 2003 and September 28, 2002                               5

Notes to Unaudited Condensed Consolidated Financial Statements                            6

Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                             14

Item 4:  Controls and Procedures                                                          18

Part II:     Other Information                                                            19

Signatures                                                                                20

Certification of the Chief Executive Officer pursuant to
   Section 302 of the Sarbanes-Oxley Act of 2002                                          21

Certification of the Chief Financial Officer pursuant to
   Section 302 of the Sarbanes-Oxley Act of 2002                                          22

                         PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                              September 27,   December 31,
                                                                                  2003            2002
                                                                                ---------      ---------
Assets                                                                         (Unaudited)
   Current Assets:
      Cash                                                                      $     996      $   4,386
      Accounts receivable, net of allowances                                       34,858         28,264
      Inventories, net                                                             44,243         38,699
      Prepaid and other current assets                                              3,203          2,675
                                                                                ---------      ---------
                                Total current assets                               83,300         74,024

   Property, plant and equipment, net                                              30,914         33,032
   Investments                                                                        577            577
   Goodwill                                                                         4,158          4,048
   Other intangibles, net                                                           3,171          3,393
   Long-term receivables and pension assets                                         4,162          3,435
   Net assets of discontinued operations                                            2,208          1,976
                                                                                ---------      ---------
          Total assets                                                          $ 128,490      $ 120,485
                                                                                =========      =========

Liabilities
   Current Liabilities:
      Revolving credit                                                          $   4,372      $   3,575
      Current portion of long-term debt                                               771            740
      Accounts payable                                                             18,315         16,118
      Accrued liabilities                                                          14,420         15,006
                                                                                ---------      ---------
                                Total current liabilities                          37,878         35,439

   Long-term debt                                                                 103,734        105,125
   Other non-current liabilities                                                    9,664          9,955
                                                                                ---------      ---------
                                Total liabilities                                 151,276        150,519

Minority interest                                                                   5,434          5,908

Stockholders' equity (deficit)
   Common stock, par value $.01, 5,000,000 shares authorized,
      1,969,000 shares issued and outstanding
      at September 27, 2003 and December 31, 2002                                       2              2
   Paid-in capital                                                                 19,644         16,957
   Accumulated deficit                                                             (2,179)        (5,151)
   Notes receivable, employees' stock purchase, 7.74%                                (105)          (105)
   Treasury stock, 1,334,000 shares on September 27, 2003
      and December 31, 2002                                                       (24,900)       (24,900)
                                                                                ---------      ---------
            Total stockholders' deficit before accumulated other
                comprehensive income (loss)                                        (7,538)       (13,197)

   Minimum pension liability                                                       (9,156)        (9,156)
   Foreign currency translation adjustment                                        (11,526)       (13,589)
                                                                                ---------      ---------
           Accumulated other comprehensive income (loss)                          (20,682)       (22,745)

                                Total stockholders' equity (deficit)              (28,220)       (35,942)
                                                                                ---------      ---------
          Total liabilities and stockholders' equity (deficit)                  $ 128,490      $ 120,485
                                                                                =========      =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)



                                                      For the three months ended            For the nine months ended
                                                    ------------------------------        ------------------------------
                                                    September 27,       September 28,      September 27,     September 28,
                                                        2003               2002               2003               2002
                                                    -----------        -----------        -----------        -----------
Net sales                                           $    50,865        $    43,152        $   139,279        $   120,535
Cost of goods sold                                       39,367             32,789            105,079             91,506
                                                    -----------        -----------        -----------        -----------
      Gross profit                                       11,498             10,363             34,200             29,029

Selling, general and administrative                       5,573              5,047             17,067             16,143
Sale transaction costs                                      189                 --                189                 --
Stock option charges                                      2,106               (647)             2,687               (647)
Severance charges                                            35              1,700                118              1,880
                                                    -----------        -----------        -----------        -----------
      Operating income                                    3,595              4,263             14,139             11,653

Interest expense                                          2,673              2,816              8,217              8,432
Foreign exchange losses                                     286                 62                364              1,025
Lease guarantee charge                                       --                 --                 --                400
Minority interest expense                                   718                741              1,548              1,641
Other income                                                (90)               (94)              (261)              (132)
                                                    -----------        -----------        -----------        -----------
     Income (loss) before income taxes                        8                738              4,271                287

Provision for (benefit from) income taxes                   407               (238)             1,299                228
                                                    -----------        -----------        -----------        -----------
      Net income (loss)                                    (399)               976              2,972                 59

     Other comprehensive income (loss):
        Foreign currency translation adjustment              49                540              2,063             (3,688)
                                                    -----------        -----------        -----------        -----------
     Comprehensive income (loss)                    $      (350)       $     1,516        $     5,035        $    (3,629)
                                                    ===========        ===========        ===========        ===========


Basic earnings (loss) per common share              $     (0.20)       $      0.49        $      1.51        $      0.03


Diluted earnings (loss) per common share            $     (0.20)       $      0.49        $      1.38        $      0.03


Basic weighted average shares outstanding             1,969,000          1,977,000          1,969,000          1,977,000
Diluted weighted average shares outstanding           2,201,514          1,977,000          2,159,011          1,977,000


   The accompanying notes are an integral part of the condensed consolidated financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                    For the nine months ended
                                                                                 ---------------------------------
                                                                                 September 27,       September 28,
                                                                                     2003                2002
                                                                                 -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                 $   2,972           $      59
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
     Depreciation                                                                      5,132               4,424
     Amortization                                                                        567                 537
     Option repurchase / extension                                                     2,687                (647)
     Minority interest income                                                          1,548               1,641
     Loss (gain) on sale of property, plant, and equipment                              (179)                  4
     Deferred gain on sale and leaseback                                                (144)               (144)
     Deferred taxes                                                                     --                    19
     Changes in working capital items                                                (12,141)             (9,043)
                                                                                 -------------       -------------
           Net cash provided by (used in) continuing operating activities                442              (3,150)
           Net cash provided by (used in) discontinued operations                       (232)              2,865
                                                                                 -------------       -------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           210                (285)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                  (3,487)             (3,133)
Proceeds from disposal of fixed assets                                                   386                   6
Acquisition of Mosal                                                                    --                  (179)
Investment in affiliates                                                                (167)               --
                                                                                 -------------       -------------
           NET CASH USED IN INVESTING ACTIVITIES                                      (3,268)             (3,306)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving line of credit                                                 756               2,892
Payments on long-term debt                                                              (700)               (863)
Proceeds from borrowings                                                                --                   362
Borrowings (payments) on capital leases                                                 (246)               (300)
Other financing costs, net                                                              (509)                 (8)
                                                                                 -------------       -------------
           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (699)              2,083

Effect of exchange rate changes on cash                                                  367                 339
                                                                                 -------------       -------------
Net increase (decrease) in cash                                                       (3,390)             (1,169)
Cash - beginning of period                                                             4,386               2,907
                                                                                 -------------       -------------
CASH - END OF PERIOD                                                              $      996          $    1,738
                                                                                 =============       =============


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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements and the related notes should be read in conjunction with our audited financial statements, the notes to those statements and the other material included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the nine-month period ended September 27, 2003 are not necessarily indicative of the operating results that may be expected for the full year or any other interim period.

On January 22, 2002, the 1,920,000 shares of Prestolite Electric Holding, Inc. formerly held by Genstar Capital Corporation were distributed to the 39 shareholders of Genstar Capital Corporation. The voting power associated with the shares is exercised by Genstar Capital Corporation.


NOTE 2: JOINT VENTURE

Prestolite Electric Beijing, Ltd. (PEBL) began operations in The People's Republic of China on April 1, 2001. Prestolite initially contributed certain technology to PEBL and agreed to contribute an additional $1.9 million in cash to PEBL by the first quarter of 2004. In order to receive a dividend from PEBL, the contributed capital was required to be made. Therefore in the second quarter of 2003 the contribution of $1.9 million was made. Subsequently, we received a dividend of $2.2 million from PEBL. The joint venture partners have not received their corresponding dividend as of September 27, 2003 and as a result, $2.1 million is included in accrued liabilities at September 27, 2003.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements



NOTE 3:  GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the nine months ended September 27, 2003 follow (in thousands):

        Goodwill, December 31, 2002                        $   4,048

        Impact of changes in foreign currency                    110
                                                           ---------
        Goodwill, September 27, 2003                       $   4,158
                                                           =========




Amortizable intangible assets consist of the following (in thousands):


                              as of September 27, 2003      as of December 31, 2002
                              ------------------------      -----------------------
                                          Accumulated                   Accumulated      Weighted
                               Gross      Amortization       Gross      Amortization    Average Life
                              --------   -------------      --------   -------------   -------------
Licenses                      $   226       $  (175)        $   226       $  (151)        7 years

MOSAL                             899          (316)            699          (135)        10 years

Financing Costs                 4,613        (2,839)          4,613        (2,533)        10 years

Technology                        968          (205)            801          (127)        10 years
                                            -------                       -------
Total Net
   Amortizable Assets                       $ 3,171                       $ 3,393
                                            =======                       =======


The MOSAL change was caused by the impact of exchange rate changes for foreign currency. Technology increased as a result of incurring the remaining costs due to the Chinese joint venture

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE 4: EARNINGS PER SHARE ("EPS")

In computing income available to common stockholders, no adjustments were required to the amounts reported in the statement of income. Earnings per share is, therefore, calculated as follows:


                                                       Three months ended                  Nine months ended
                                                  September 27,     September 28,   September 27,     September 28,
                                                      2003              2002             2003             2003
Income available to common
  stockholder (numerator)                         $  (399,000)      $   976,000      $ 2,972,000      $    59,000

Weighted average number of shares
  used to compute basic EPS (denominator)           1,969,000         1,977,000        1,969,000        1,977,000
                                                  -----------       -----------      -----------      -----------
Basic EPS                                         $     (0.20)      $      0.49      $      1.51      $      0.03

Effect of dilutive shares: stock options                   --                --          190,011               --
                                                  -----------       -----------      -----------      -----------
Weighted average number of shares
  used to compute dilutive EPS (denominator)        1,969,000         1,977,000        2,159,011        1,977,000
                                                  -----------       -----------      -----------      -----------
Diluted EPS                                       $     (0.20)      $      0.49      $      1.38      $      0.03



NOTE 5: INVENTORIES

Inventories are summarized as follows (in thousands):

                                         As of                           As of
                                     September 27,                    December 31,
                                          2003                            2002
                                     -------------                   ------------
FIFO cost:
    Raw material                      $    23,102                     $    19,519
    Work in progress                        4,986                           3,919
    Finished goods                         19,274                          18,315
                                     -------------                   ------------
    Total FIFO cost                   $    47,362                     $    41,753
Adjustment to LIFO cost                       707                             778
Reserves                                   (3,826)                         (3,832)
                                     -------------                   ------------
                                      $    44,243                     $    38,699
                                     =============                   ============


NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):


                                         As of                           As of
                                      September 27,                   December 31,
                                          2003                            2002
                                     -------------                   ------------
Land & buildings                      $    16,429                     $    16,649
Machinery & equipment                      57,428                          53,471
Construction in progress                    1,440                           1,617
                                     -------------                   ------------
           Total, at cost             $    75,297                     $    71,737
Accumulated depreciation                  (44,383)                        (38,705)
                                     -------------                   ------------
Net                                   $    30,914                     $    33,032
                                     =============                   ============

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements




NOTE 7: DEBT

Debt consists of the following (in thousands):

                                                                    As of         As of
                                                                September 27,   December 31,
                                                                    2003           2002
                                                               -------------   ------------
             North America
                  Float                                         $        339    $       130
                  Senior unsecured notes, 9.625%                      98,533         98,533
                  Revolving credit                                       451             --
                                                               -------------   ------------
                        Total                                         99,323         98,663

             United Kingdom
                  Overdraft facility                                   2,201          1,425
                  Term loan                                            4,405          5,752
             South Africa                                              1,142            990
             MOSAL obligation                                            774          1,040
                                                               -------------   ------------
                        Total                                          8,522          9,207

             Total term, revolving credit and senior debt            107,845        107,870
             Capital lease obligations                                   996          1,456
             Other                                                        36            114
                                                               -------------   ------------
             Consolidated total                                      108,877        109,440
                  Less current maturities                              5,143          4,315
                                                               -------------   ------------
             Consolidated long term debt                        $    103,734    $   105,125
                                                               =============   ============


Our U.S. bank borrowing arrangements consist of a $10 million revolving credit facility and a $3.5 million revolving credit and letter of credit facility. Interest is payable on amounts borrowed under the revolving credit facility at the bank's prime rate plus up to another 0.75% depending upon amounts borrowed and our Funded Debt Ratio. We were paying interest at prime, 4% at September 27, 2003. The letter of credit fee is 2% of amounts drawn. Both U.S. facilities are collateralized by eligible accounts receivable and inventory. On September 27, 2003, letters of credit totaling $0.9 million were outstanding.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements



NOTE 7: DEBT (CONTINUED)

Our U.K. agreement consists of a (pound)3.6 million variable rate term loan and a (pound)2.3 million overdraft facility. Interest on the variable rate loan is 1.375% above the bank's base rate (3.75% at September 27, 2003) and interest on the overdraft is at 1.25% above the base rate. The term loan is repayable in sixty monthly payments through December 2007. The U.K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom.

At September 27, 2003 and December 31, 2002 we had no Argentine bank debt outstanding. In March 2002 our Argentine subsidiary acquired an Argentine corporation ("MOSAL") with certain tax benefits for 4.0 million Argentine pesos:
500,000 pesos in cash and 3.5 million pesos due over the next three years. The
3.5 million pesos are shown in the table above as $1.0 million of "MOSAL obligation" at December 31, 2002, and 2.3 million pesos are recorded as $0.8 million at September 27, 2003.

In South Africa we borrow from a bank at the bank's prime lending rate. This loan is supported by a pledge of South African receivables and fixed assets.

In China, our joint venture has a bank line of credit for Rmb 10.0 million ($1.2 million translated at 8.28 Rmb to one U.S. dollar on September 27, 2003). There were no borrowings against this line at September 27, 2003 or December 31, 2002.

We classified $5.1 million of debt as current at September 27, 2003. This consisted of principal payments of $1.0 million due in the United Kingdom, principal payments of $0.3 million due on lease rental obligations, $0.5 million due for the MOSAL obligation, and $3.3 million of revolving debt which we expect (but are not obligated) to pay down over the following twelve months.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements



NOTE 8:  SEVERANCE

We record severance expense when plans are announced and employees notified. The severance charged to operations in the table below is related to personnel reductions in the United Kingdom and in Argentina for the first nine months of 2003. The following is a summary of our severance liability, charges and outlays (in thousands):


             Beginning balance, December 31, 2002          $ 1,915
             Severance charged to operations                   118
             Payments                                       (1,515)
             Currency change                                  (185)
                                                           -------
               Ending balance, September 27, 2003          $   333
                                                           =======



NOTE 9: DISCONTINUED OPERATIONS

Net assets related to discontinued operations at September 27, 2003 and December 31, 2002 are presented below (in thousands):

                                                                    As of          As of
                                                                September 27,    December 31,
                                                                    2003            2002
                                                               -------------    ------------
                                                                   (Unaudited)
In escrow                                                       $       538      $      536
Facility held for sale                                                3,246           3,246
Accrued transaction costs, estimated sale price reductions,
      and provision for lease guarantee                              (1,576)         (1,806)
                                                               -------------    ------------
         Total                                                  $     2,208      $    1,976
                                                               =============    ============


NOTE 10:  ARGENTINA

Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). The peso traded at $0.3396 (2.94 pesos per dollar) on March 30, 2002 and as a result of using this rate, we recorded a first quarter 2002 foreign exchange loss of $585,000 and a charge to other comprehensive income of $4.4 million representing the cumulative translation adjustment. The Argentine peso ended 2002 with a value of $0.297 and we used that rate to translate the December 31, 2002 Argentina balance sheet. The peso traded at $0.344 (2.91 pesos per dollar) on September 27, 2003. As a result, we recorded a nine month 2003 foreign exchange loss of $0.1 million and other comprehensive income of $1.0 million representing the cumulative translation adjustment.

NOTE 11:  GEOGRAPHIC REGIONS

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

Sales, assets and Adjusted EBITDA are summarized by geographic region as follows (in thousands):


                                            North                  South
                                           America     Europe     America    Africa       Asia      Other      Total
                                          ---------   --------   --------   --------    --------   --------   --------
Sales to external customers, based on point of shipment
For quarter ended:
      September 27, 2003                   $ 26,725   $  9,934   $  5,447   $  1,827    $  6,932   $     --   $ 50,865
      September 28, 2002                   $ 23,340   $  8,734   $  3,349   $  1,450    $  6,279   $     --   $ 43,152

For nine months ended:
      September 27, 2003                   $ 75,186   $ 28,434   $ 14,427   $  4,945    $ 16,287   $     --   $139,279
      September 28, 2002                   $ 67,992   $ 25,850   $  8,051   $  4,069    $ 14,573   $     --   $120,535

Long-lived assets (net) as of:
      September 27, 2003                   $ 11,527   $ 13,617   $  2,168   $  1,415    $  2,187   $     --   $ 30,914
      December 31, 2002                    $ 11,726   $ 15,094   $  2,301   $  1,233    $  2,678   $     --   $ 33,032

Sales to external customers, based on location of customers
For quarter ended:
      September 27, 2003                   $ 25,856   $  9,089   $  5,129   $  1,825    $  8,428   $    538   $ 50,865
      September 28, 2002                   $ 22,398   $  7,390   $  3,281   $  1,382    $  7,115   $  1,586   $ 43,152

For nine months ended:
      September 27, 2003                   $ 72,127   $ 26,683   $ 14,042   $  4,898    $ 19,508   $  2,021   $139,279
      September 28, 2002                   $ 65,247   $ 23,061   $  7,722   $  3,986    $ 17,937   $  2,582   $120,535

Adjusted EBITDA
For quarter ended:
      September 27, 2003                   $  4,939   $  1,438   $  1,393   $   (473)   $  1,910              $  9,207
      September 28, 2002                   $  4,473   $  1,268   $  1,014   $    240    $  1,527              $  8,522

For nine months ended:
      September 27, 2003                   $ 15,597   $  4,432   $  3,769   $   (494)   $  3,596              $ 26,900
      September 28, 2002                   $ 12,015   $  3,915   $  2,413   $    487    $  3,630              $ 22,460

A reconciliation of adjusted EBITDA to net income (loss) follows (in thousands of U.S. dollars):


                                                   For the quarter ended               For the nine months ended
                                             September 27,      September 28,        September 27,     September 28,
                                                 2003               2002                 2003               2002
                                             -------------      -------------       -------------      -------------
Adjusted EBITDA of geographic regions         $    9,207         $     8,522         $    26,900        $    22,460
Less:
Corporate costs                                    1,238               1,455               3,807              4,481
Depreciation and amortization                      1,954               1,657               5,699              4,961
Lease guarantee charge                                --                  --                  --                400
Severance                                             35               1,700                 118              1,880
Stock option charges                               2,106                (647)              2,687               (647)
Interest expense                                   2,673               2,816               8,217              8,432
Foreign exchange loss                                286                  62                 364              1,025
Sale transactions costs                              189                  --                 189                 --
Minority interest expense                            718                 741               1,548              1,641
Provision for income taxes                           407                (238)              1,299                228
                                             -------------      -------------       -------------      -------------
Net income (loss)                             $     (399)        $       976         $     2,972        $        59
                                             =============      =============       =============      =============

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


RESULTS OF OPERATIONS
Quarter Ended September 27, 2003 Compared to Quarter Ended September 28, 2002

     Sales to external customers for the quarter ended September 27, 2003 were $50.9 million, an increase of $7.7 million, or 17.9%, from $43.2 million in the third quarter of 2002. Contributing to the sales increase were South American sales of $5.4 million in the third quarter of 2003, an increase of $2.1 million, or 62.3%, from sales in the third quarter of 2002 of $3.3 million; China sales of $6.9 million in the third quarter of 2003, an increase of $0.6 million, or 10.4%, from sales in the third quarter of 2002 of $6.3 million; European sales of $9.9 million, an increase of $1.2 million or 13.7%; North American sales of $26.7 million in the third quarter of 2003, an increase of $3.4 million, or 14.5%, from sales in the third quarter of 2002 of $23.3 million; and African third quarter 2003 sales of $1.8 million compared to third quarter 2002 sales of $1.5 million, an increase of approximately $0.4 million, or 26.0%. The increases in Argentinean and European sales were partially due to exchange rate changes. In local currencies, South American sales rose approximately 42.9%, with aftermarket sales from South America increasing 78.4% and export sales from South America decreasing 13.6%; European sales rose 9.5%; China sales rose 10.7%; and African sales fell slightly.

     Gross profit was $11.5 million in the third quarter of 2003, or 22.6% of sales. This compares to gross profit of $10.4 million, or 24.0% of sales, in the third quarter of 2002. Increased sales volumes and control of product costs, offset by the strengthening of the Argentine peso and South African Rand and adverse operating performance in South Africa produced the improvement in gross profit.

     Selling, general, and administrative expense was $5.6 million, or 11.0% of sales for the third quarter of 2003, an increase of $0.5 million, or 10.4%, from $5.0 million, or 11.7% of sales, in the third quarter of 2002. The dollar increase in selling, general, and administrative expense is due to inflation plus additional spending.

     In the third quarter of 2003 we recorded a $2.1 million option expense, reflecting an increase in the estimated fair market value of the Company's equity.

     Operating income in the third quarter of 2003 was $3.6 million, or 7.1% of sales, a decrease of $0.7 million, or 15.7%, from the $4.3 million, or 9.9% of sales, in the third quarter of 2002. This was due to the factors discussed above.

     Interest expense was $2.7 million in the third quarter of 2003, a decrease of $0.1 million compared to $2.8 million in the third quarter of 2002. This decrease is due to decreases in U.K. term loan debt and the MOSAL obligation, offset by smaller increases in North American and South African debt.

     The provision for income taxes for the third quarter of 2003 was $0.4 million compared to income before taxes of $8,000. Certain losses were recorded without tax benefit, reducing income before tax but not reducing tax expense. This compares to the $0.2 million benefit for income taxes, 32.3% of income before tax, for the third quarter of 2002. In 2002 we did not book a benefit in the Unites States for the third quarter loss.

Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 28, 2002

     Sales for the nine months ended September 27, 2003 were $139.3 million, an increase of $18.7 million, or 15.6%, from $120.5 million in the first nine months of 2002. The sales increase is attributable to the North American sales of $80.1 million in the first nine months of 2003, an increase of $11.1 million, or 16.0%, from sales in the first nine months of 2002; South American sales of $14.5 million, an increase of $6.5 million or 80.4%; European sales of $29.1 million, an increase of $2.9 million or 11.1%; and African sales of $4.9 million, an increase of $0.8 million or 21.6%. These increases were partly offset by Asian sales of $10.6 million, a decrease of $2.6 million, or 19.6%. The increases in South American, European and African sales were partially due to exchange rate changes. In local currencies, South American sales grew 54.9%, with aftermarket sales from South America increasing 111.6% and export sales from South America increasing 45.6%; and European sales rose slightly. African sales fell 9.7%, and Asian sales fell 27.2%. The Asian decrease was mostly in response to the SARS epidemic.

     Gross profit was $34.2 million in the first nine months of 2003, or 24.6% of sales. This compares to gross profit of $29.0 million, or 24.1% of sales, in the first nine months of 2002.

Increased sales volumes and control of product costs, offset by the strengthening of the Argentine peso and South African Rand produced the increase in gross profit.

     Selling, general, and administrative expense was $17.1 million, or 12.3% of sales for the first nine months of 2003, an increase of $0.9 million, or 5.7%, from $16.1 million, or 13.4% of sales, in the first nine months of 2002. The dollar increase in selling, general, and administrative expense is due to inflation plus additional spending.

     In the first nine months of 2003 we recorded a $2.7 million option expense, reflecting an increase in the estimated fair market value of the Company's equity.

     Operating income in the first nine months of 2003 was $14.1 million, or 10.2% of sales, an increase of $2.6 million, or 21.3%, from the $11.7 million, or 9.7% of sales, in the first nine months of 2002. This was due to the factors discussed above.

     Interest expense was $8.2 million in the first nine months of 2003, a decrease of $0.2 million compared to $8.4 million in the first nine months of 2002. This decrease is due to decreases in U.K. term loan debt and the MOSAL obligation, offset by smaller increases in North American and South African debt.

     The provision for income taxes was $1.3 million, 30.4% of the income before taxes, for the first nine months of 2003 compared to the $0.2 million provision for income taxes for the first nine months of 2002 on income of $0.3 million. In 2002 we did not record a tax benefit in the United States for the third quarter loss.


LIQUIDITY AND CAPITAL RESOURCES

     Cash generated by operating activities in the first nine months of 2003 was $0.2 million. Capital spending for the first nine months of 2003 was $3.5 million, an increase of $0.4 million from the first nine months of 2002, not including the MOSAL transaction in 2002. Of the $3.5 million, $2.1 million was spent in the United States and $1.4 million outside the United States. Planned capital expenditures consist primarily of expenditures to reduce costs through automation, replace existing equipment and enable us to manufacture new products.

     Debt, net of cash, increased from $105.1 million at December 31, 2002 to $107.9 million at September 27, 2003, an increase of $2.8 million. Factors contributing to this increase were the $3.5 million of capital spending, a $6.6 million increase in accounts receivable, and a $5.5 million increase in inventory, offset by a $2.2 million increase in accounts payable.

     We had a cash balance of $1.0 million and revolving credit facilities with banks in the United States and United Kingdom under which additional borrowings of $11.0 million and $2.4 million were available based on the September 27, 2003 levels of eligible receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. As of September 27, 2003, we had no bank debt outstanding in China or Argentina.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Reports on Form 8-K filed in the three month period ended September 27, 2003, and incorporated by reference include:

               1. 8K filed on August 13, 2003 accompanied by the press release of August 8, 2003 reporting results for the quarter ended June 28, 2003.


         (b)   Exhibits

               31.1 Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
               31.2 Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
               32.1 Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002
               32.2 Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 10, 2003                     By:  /s/ Kenneth C. Cornelius
                                                    ------------------------
                                               Kenneth C. Cornelius
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)

                                 Exhibit Index


 Exhibit Number                        Description
 --------------                        -----------

      31.1        Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002