Form 10-K
period 2003-12-31
PRESTOLITE ELECTRIC HOLDING INC
filed 2004-03-25
CIK 1057053

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark one)
 / X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

 /   /     Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934.

Commission file Number              333-49429-01

                        PRESTOLITE ELECTRIC HOLDING, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    94-3142033
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                   Identification Number)

2311 Green Rd., Ste B, Ann Arbor, Michigan                     48105
------------------------------------------                   ----------
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

                     Yes [X]          No [ ]

         As of March 10, 2004, there were 1,969,000 shares of the registrant's common stock outstanding. There is no public market for the registrant's common stock.

================================================================================

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                     This page is intentionally left blank.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                       This page intentionally left blank.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

         We are a global manufacturer and distributor of alternators and starter motors for heavy duty, automotive, defense and industrial markets. We sell our products primarily to the aftermarket and to original equipment manufacturers ("OEMs"). On January 22, 1998, we acquired three businesses from a subsidiary of LucasVarity plc. As a result of the Lucas acquisition, we consolidated a leadership position in our primary markets, expanded our global reach and improved our aftermarket distribution capabilities. We conduct our business through our operating subsidiary Prestolite Electric Incorporated and its subsidiaries.

         We believe that our position in our primary markets can be attributed to the following factors:

         Product Quality and Brand Recognition. We believe our products are generally recognized by our customers as superior based on their advanced technology, reliability, durability and quality.

         Attractive Aftermarket/Original Equipment Balance. In 2003 approximately 50% of our net sales were to OEM customers and 50% to aftermarket customers. The aftermarket is generally a more stable source of sales and generates higher margins than sales to our OEM customers. See " -- Risk Factors -- We depend on original equipment manufacturers, whose businesses are cyclical." We believe that our aftermarket and original equipment businesses are complementary and provide us with a competitive advantage in meeting customer needs and in maintaining the high levels of expertise necessary to compete successfully in both markets. The engineering and manufacturing capabilities necessary to meet the requirements for original equipment technology and quality are transferable to our aftermarket operations. The use of our products as original components in OEM products is a major factor in generating aftermarket demand. Further, the understanding of replacement activity gained through the aftermarket enhances our understanding of the needs of OEMs. See " -- Market Dynamics."

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

         International Presence. We currently conduct business in the United States, the United Kingdom, South Africa, China and Argentina. As described elsewhere, we are closing the South African operation which accounted for 3.3% of our 2003 sales. Approximately 51% of our net sales in 2003 were to customers outside of North America. As our original equipment customers expand their manufacturing operations in foreign countries, we expect that these customers will increasingly turn to suppliers who can support their locally-manufactured OEM products and aftermarket requirements. See " -- Risk Factors -- We have risks because of foreign operations."

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

PRODUCTS

         We manufacture and distribute alternators and starter motors, primarily for use in heavy duty vehicles and automobiles. Our products are also used in a broad range of industrial applications.

         Alternators. We manufacture alternators and regulators primarily for heavy duty applications, generally under the Leece-Neville or Prestolite brand names, and for automotive applications. Alternators are electric generators that produce rectified direct current. Alternator output is directly related to frame size, or diameter. We manufacture alternators in sizes ranging from 5 inches to 8-9/16 inches (127mm to 217mm) for use in off-road vehicles, refrigerated trucks, trucks, generator sets, military vehicles, buses and special purpose vehicles such as ambulances. We produce smaller alternators for a wide variety of cars, light to medium trucks and agricultural vehicles.

         Starter Motors. We manufacture a full line of starter motors which includes products designed for the lower-end, mid-size and heavy duty segments of the market.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

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

CUSTOMERS AND COMPETITION

         Most of our products are component parts used on diesel or gasoline engines. Vehicle components often do not last for the entire life of the vehicle. As a result, sales are made to both aftermarket and original equipment customers. Our sales to OEM customers represented approximately 50% of our 2003 net sales, with the remaining sales derived from aftermarket customers.

         No single customer individually accounts for more than ten percent of our consolidated revenues.

         We operate in highly competitive markets. While no single competitor competes with us in all of our product lines, we face significant competition in each of our product lines. In addition, we are under constant pressure from our major OEM customers to reduce product costs. We believe that our experience in engineering and implementing cost reduction programs and our ability to develop new and improved products and to control manufacturing and development costs should allow our products and prices to remain competitive. See " -- Risk Factors -- We face substantial competition."

         Delco Remy International Inc. is our principal competitor in the North American market for truck alternators and starter motors in both the OEM and aftermarket segments. Some national and many local remanufacturers also compete in the aftermarket segment. Our principal competitor in the North American transportation refrigeration and off-road portions of the market for heavy duty alternators is Bosch. Bosch is also our principal competitor in the European market for truck and bus alternators and starters. Our principal competitors in the South African and Argentine OEM market include Bosch and other international corporations that import into those markets. C.E. Niehoff is our major competitor in the

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

North American market for military alternators. At the lower end of the heavy duty alternator market, automotive-based designs and foreign competitors are a significant factor.

SEASONALITY, RAW MATERIALS AND BACKLOG

         Our sales to OEMs accounted for approximately 50% of our net sales for the year ended December 31, 2003. As a result, a significant portion of our sales are related to the overall level of domestic and foreign vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors which may have an effect on our sales. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle industries may adversely affect the demand for our products. The balance of our aftermarket and OEM sales, as well as the diversity of our OEM markets served (both in terms of end-use and geography), help stabilize our revenues. However, a decline in the demand for or production of new vehicles could have a materially adverse effect on our results of operations.

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

EMPLOYEES

         We had approximately 2,000 employees as of December 31, 2003. There are no collective bargaining agreements in effect with respect to any of our United States employees. All of the hourly employees at our United Kingdom, South African, and Argentine facilities are members of unions. We have not experienced a strike or work stoppage at any of our facilities, except in South Africa. The actions in South Africa were part of nationwide, industry-wide actions that included our facility. We cannot assure you that a strike or work stoppage will not occur in the future at any of our facilities.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

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

         Our sales to OEMs accounted for approximately 50% of our net sales for the year ended December 31, 2003. As a result, a significant portion of our sales are related to the overall level of domestic and foreign vehicle production. New vehicle sales and production are cyclical and can be affected by the strength of the economy generally or in specific regions, by prevailing interest rates and other factors. In addition, strikes, lock-outs, work stoppages or other production interruptions in the vehicle or material handling industries may adversely affect the demand for our products. A decline in the demand for or production of new vehicles could materially adversely affect our results of operations. In addition, we are under increasing pressure from our major OEM customers to reduce product costs.

We have risks because of our foreign operations.

         We currently conduct business in the United States, the United Kingdom, South Africa, China and Argentina. Approximately 50% of our sales in 2003 were to customers outside of North America. Adverse results from our foreign operations could hurt the results of our operations. The success of our international operations will depend on numerous factors, many of which are beyond our control, including economic and political conditions in the countries in which we operate. In particular, Argentina and South Africa have historically been less economically and politically stable than the United States and the United Kingdom. International operations may also increase our exposure to certain risks inherent in doing business outside the United States, including slower payment cycles, unexpected changes in regulatory requirements, potentially adverse tax consequences, restrictions on the repatriation of profits and assets and compliance with foreign laws and standards.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

We are highly leveraged and have significant debts that we may be unable to pay.

         We have a significant amount of debt. As a result, we are highly leveraged and have significant interest expense. In addition, subject to the restrictions contained in the Indenture governing our senior notes and in our bank credit facilities, we may incur additional debt from time to time to pay for acquisitions or capital expenditures or for other purposes. As of December 31, 2003, we had $107.8 million of consolidated indebtedness outstanding and our stockholders' deficit was approximately $29.2 million.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

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

We will call our senior notes for redemption at the closing of the sale of the company, but there can be no guarantee that the sale of the company will occur in a timely manner, or at all.

         On March 3, 2004, the company and the owners of the company reached a definitive agreement to sell the stock of Prestolite Electric Holding, Inc. Pursuant to the terms of the sale agreement and the indenture governing our senior notes, on the closing date, the Company will call the senior notes for redemption. Although the closing is scheduled to be completed in April 2004, the sale agreement is subject to customary closing conditions, including standard regulatory filings, the buyer's obligation to obtain third party financing, the accuracy of the Company's representations and warranties made in the sale agreement, the compliance by the Company with the covenants contained in the sale agreement and the absence of any governmental order preventing consummation of the sale, any of which, if not satisfied in a timely manner, could delay the closing of the sale of the company, or, if not satisfied, could cause the closing of the sale not to occur. If the closing of the sale of the company does not occur, the senior notes will not be called for redemption (in connection with the sale of the company) and will remain outstanding and will continue to be governed by the terms of the indenture.

We are controlled by Genstar Capital ULC.

         As of December 31, 2003, Genstar Capital ULC controlled 97.5% (87.3% on a fully-diluted basis) of our common stock. Consequently, Genstar has the ability to control our business and affairs by virtue of its ability to elect a majority of our board of directors and its voting power with respect to actions requiring stockholder approval. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

ITEM 2. PROPERTIES

      Our corporate headquarters are located at 2311 Green Road, Ann Arbor, Michigan 48105, which we lease. The phone number at that location is (734) 913-6600. The following table sets forth certain information regarding the major facilities we operated as of December 31, 2002:

                                                       Square             Owned/Leased (Lease
        Location                     Use                Feet               expiration date)
        --------                     ---                ----               -----------------
Ann Arbor, MI                   Headquarters             8,000           Leased (Dec. 2008)
Arcade, NY                      Manufacturing          342,800           Owned
Florence, KY                    Warehouse               90,365           Leased (June 2004)
Garfield, NJ                    Manufacturing           42,000           Leased (month to month)
Leyland, England (U.K.)         Manufacturing          250,000           Leased (April 2006)
Acton, England (U.K.)           Manufacturing          368,000           Owned (see below)
Johannesburg, South Africa      Manufacturing          118,400           Owned (see below)
Buenos Aires, Argentina         Manufacturing          159,000           Owned
San Lorenzo, Argentina          Manufacturing           76,676           Owned
San Luis, Argentina             Manufacturing           30,800           Owned
Beijing, China                  Manufacturing          110,000           Leased

         In January 2004 we sold our facility in Acton, England for approximately (pound)25.2 million. We have the right to occupy the facility through the end on 2004. We intend to discontinue during the second quarter of 2004 the manufacture of inline pumps previously produced at that facility, transfer some production performed at the Acton facility to other Prestolite locations, and move the balance of the Acton operations into a leased facility within five miles of the Acton facility previously owned.

         In December 2003 we announced the closing of our operation in South Africa. The facility we own in South Africa is currently for sale, and is classified as "Assets held for disposal" in our December 31, 2003 balance sheet.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         There is no established public trading market for our common stock.

         As of March 10, 2004, there were 1,969,000 shares of our common stock outstanding. Management shareholders owned 49,000 shares. The other 1,920,000 shares were in a trust controlled by Genstar Capital ULC. As of March 10, 2004, there were employee-held options outstanding to purchase up to an additional 231,514 shares of our common stock.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth our selected consolidated historical financial data as of and for the periods indicated. The statements of operations data for each of the fiscal years in the three-year period ended December 31, 2003 and the balance sheet data as of December 31, 2002 and 2003 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The statements of operations data for each of the fiscal years in the two year period ended December 31, 2000 and the balance sheet data as of December 31, 1999, 2000 and 2001 have been derived from our audited financial statements not included in this annual report on Form 10-K, restated to account for the discontinuance of businesses sold in 2000. The information in the table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements, including the notes thereto, included elsewhere in this annual report on Form 10-K.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

Schedule of selected financial data (in thousands except share data and earning per share):

                                                   1999           2000           2001           2002           2003
                                               ------------   ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Net sales                                      $   187,874    $   171,890    $   159,295    $   167,261    $   195,150
Cost of goods sold                                 151,613        139,641        127,025        126,543        148,141
Selling, general and administrative expenses        28,462         24,713         22,253         22,171         23,995
Costs associated with stock options                      2            173            647           (313)         4,997
Special charges (d)                                      -          3,450          1,500              -          6,322
Gain on senior note transactions                         -         (4,063)          (660)          (431)             -
Severance                                              450          2,226          4,599          2,853          1,765
                                               -----------    -----------    -----------    -----------    -----------
Operating income                                     7,347          5,750          3,931         16,438          9,930
Other (income) expense (a)                          (1,024)          (618)            78            (62)          (292)
Real estate provision                                                                             1,000              -
Loss on foreign exchange                                 -          1,121            461          1,017            501
Interest expense                                    15,816         15,025         13,241         11,252         11,046
Minority interest                                        -              -            950          2,541          2,611
                                               -----------    -----------    -----------    -----------    -----------
(Loss) income from continuing operations
  before income taxes                          $    (7,445)   $    (9,778)   $   (10,799)   $       690    $    (3,936)
(Benefit from) provision for income taxes             (715)        (4,485)        (1,378)          (290)         1,880
                                               -----------    -----------    -----------    -----------    -----------
(Loss) income from continuing operations       $    (6,730)   $    (5,293)   $    (9,421)   $       980    $    (5,816)
                                               ===========    ===========    ===========    ===========    ===========
Net (loss) earnings per common share from
  continuing operations:
    Basic                                      $     (3.38)   $     (2.67)   $     (4.75)   $      0.50    $     (2.95)
    Diluted                                    $     (3.38)   $     (2.67)   $     (4.75)   $      0.48    $     (2.95)
Shares used in computing earnings per share:
    Basic                                        1,993,000      1,985,000      1,985,000      1,969,000      1,969,000
    Diluted                                      1,993,000      1,985,000      1,985,000      2,036,000      1,969,000
BALANCE SHEET DATA (at end of period):
Working Capital (excluding debt)               $    47,844    $    52,931    $    40,618    $    42,900    $    50,403
Total assets                                       179,604        144,319        124,373        120,485        134,453
Total debt                                         151,126        113,035        112,244        109,440        107,766
Stockholders' equity (deficit)                     (16,292)        (7,083)       (25,350)       (35,942)       (29,153)
OTHER DATA:
Adjusted EBITDA:                               $    18,388    $    16,878    $    19,079    $    25,398    $    31,181
Cash flow from operating activities:                (1,107)        (7,745)        (2,756)        11,251         10,520
Cash flow from investing activities:               (10,847)        47,791         (4,473)        (5,384)        (4,776)
Cash flow from financing activities:                10,418        (30,584)           268         (4,226)        (2,250)
Ratio of earnings to fixed charges (c):                  -              -              -            1.0              -

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

a) Other expense (income) consists primarily of pension expense for inactive United States defined benefit pension plans, gains on the sale of fixed assets, interest income, royalty and trademark expenses.

b) Adjusted EBITDA is defined as operating profit plus depreciation, amortization and other charges. Adjusted EBITDA-related information is presented in the manner as defined herein because we believe it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. Adjusted EBITDA is the financial performance measure used by the Chief Executive Officer, Chief Financial Officer and management to evaluate the Company's operating performance. Operating profit is the most closely applicable financial measure calculated based on generally accepted accounting principles. However, Adjusted EBITDA-related information should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Because Adjusted EBITDA-related information is not calculated identically by all companies, the presentation in this report is not likely to be comparable to those disclosed by other companies.

c) For purposes of computing the ratio of earnings to fixed charges, earnings include income before income taxes, discontinued operations and extraordinary items plus fixed charges. Fixed charges consist of interest expense and 33% of rental expense (deemed by management to be representative of the interest factor of rental payments). Earnings were insufficient to cover fixed charges in 2003 by $3.9 million, in 2001 by $10.8 million, in 2000 by approximately $9.8 million, and in 1999 by $7.4 million.

d) Special charges in 2003 are costs related to the sale of the company and costs associated with the shutdown of operation in South Africa, in 2001 are $1.5 million for Argentina bad debt expense and in 2000 are the costs associated with the write down of the investment in Ecoair Corp. and two specialty alternator projects.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

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

         We operate in five principal geographic regions, including South Africa. As discussed below, we are closing our South African operation. While each region primarily sells in its own area, no region sells exclusively into its geographic region.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         Net sales were $195.2 million in 2003, an increase of $27.9 million, or 16.7%, from $167.3 million in 2002. The increase in sales reflects increases in all geographic regions. China sales increased $2.5 million, or 11.0%; Argentine sales increased $8.0 million, or 69.4%; North American sales increased $10.9 million, or 11.8%; European sales increased $5.2 million, a 14.8% increase; and South African sales increased $1.3 million, a 23.9% increase.

         Gross profit was $47.0 million in 2003, or 24.1% of sales. This compares to gross profit of $40.7 million in 2002, or 24.3% of sales. The increase of gross profit is a result of increased sales. The decrease in gross profit as a percent of sales resulted from poor operating performance in South Africa.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

         Selling, general, and administrative expense was $24.0 million, or 12.3% of sales in 2003, an increase over the $22.2 million, or 13.3% of sales recorded in 2002. The slight increase in selling, general, and administrative expense in dollars and the slight decrease in selling, general and administrative expense as a percent of sales reflect increased volume.

         Due to continuing losses in South Africa, we announced at the end of 2003 our intention to close our South African subsidiary, effectively ended production at that location and terminated most of our hourly employees in that country. We expect to complete the closing and liquidation of this operation in the first half of 2004. As a result of this decision, we recorded charges of $5.2 million related to impairment and write down of assets, cumulative translation adjustments not previously recognized, and other costs incurred in 2003 related to the closing, excluding severance. We anticipate approximately $0.4 million in additional closing costs in 2004. However, we expect these costs to be offset by a gain on the sale of the land and building we own in South Africa.

         During 2003 we recorded severance and restructuring charges of $1.8 million, primarily related to personnel reductions and restructuring in the United Kingdom and South Africa. This compares to severance and restructuring expense of $2.9 million in 2002, primarily related to personnel reductions in the United Kingdom and the closing of a plant in Argentina.

         We adopted variable accounting for our stock option program in 2002. Because of the increase in the value of our shares in 2003 we recorded stock option expense of $5.0 million. We also extended the expiration date on certain options to purchase shares. No additional charge was associated with the extensions.

         In May 2003 we announced that we retained CIBC World Markets Corp. to assist in the potential sale of the company. In 2003 $1.1 million in costs were incurred in the process of selling the company. On March 3, 2004 the Company and the owners of the Company reached a definitive agreement to sell the stock of Prestolite Electric Holding, Inc. We expect the sale of the company to be completed in April 2004, whereupon the $98.5 million of senior notes outstanding is expected to be called for redemption under the terms of the indenture that governs those notes.

         Operating income in 2003 was $9.9 million, a decrease of $6.5 million, or 39.6%, from $16.4 million in 2002. This was due to the factors discussed above.

         Other income was $292,000 in 2003 compared to other income of $62,000 in 2002. This consists primarily of export rebates partly offset by royalty and trademark expenses.

         In 2003 we recorded a $0.5 million charge for loss on foreign exchange, down from a $1.0 million charge in 2002. The lower charge resulted from reduced currency volatility and the strengthening of the Argentina peso against the U.S. dollar.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

         Interest expense was $11.0 million in 2003, a decrease of $0.2 million, or 1.8%, compared to $11.3 million in 2002. This decrease is a result of reduction in debt.

         Our provision for income taxes was $1.9 million in 2003 on the $3.9 million loss from continuing operations before income taxes. This compares to the benefit from income taxes of $0.3 million on the $0.7 million income from continuing operations before taxes for 2002. Our operation in China enjoyed a tax holiday through 2002 and is scheduled to pay taxes at 12% for the next three years.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Net sales were $167.3 million in 2002, an increase of $8.0 million, or 5.0%, from $159.3 million in 2001. The increase in sales of our China and North American activities offset the decrease in sales of our other locations. China sales increased $13.6 million to more than double the reported sales of 2001. North American sales increased $16.6 million, or 21.7%. European sales decreased $1.3 million, a 3.5% decline; South African sales decreased $1.8 million, a 25.1% decline; and Argentina sales decreased $19.2 million; a 62.4% decline. The decline in the value of the Argentine peso was the major cause of the Argentina sales decline. China, a relatively new market in an economically controlled environment, experienced volume increases. In addition, the China joint venture only began operations in April of 2001.

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

         In 2001, we recorded a charge of $1.5 million to cover anticipated bad debt charges in Argentina related to the Argentine economic and monetary crisis.

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

         During 2002 we recorded severance and restructuring expense of $2.9 million, primarily related to personnel reductions in the United Kingdom and the closing of a plant in Argentina. This compares to severance charges of $4.6 million in 2001. The 2001 charges were also primarily because of personnel reductions in the United Kingdom and Argentina.

         Gain on senior note transactions of $0.4 million and $0.7 million, net of taxes, was recorded in 2002 and 2001 respectively related to the repurchase of senior notes. In accordance with SFAS 145, we now display that benefit as an element of operating income.

         Operating income in 2002 was $16.4 million, an increase of $12.5 million, or 318.2%, from the $3.9 million in 2001. This was due to the factors discussed above.

         Other income was $62,000 in 2002 compared to other expense of $78,000 million in 2001. This consists primarily of export rebates partly offset by royalty and trademark expenses.

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

         The benefit from income taxes was $0.3 million on the $0.7 million income from continuing operations before income taxes for 2002. Our operation in China enjoyed a tax holiday through 2002 and is scheduled to pay taxes at 12% for the next three years. This compares to a benefit from income taxes of $1.6 million for 2001 on an $11.5 million loss from continuing operations before taxes.

         Effective August 4, 2000, we sold our discontinued businesses, providing for expected costs related to that transaction. In 2001, we recorded a $1.6 million loss on disposal of discontinued operations to cover costs related to the closing of a facility used by the buyer of those businesses for a period of time after the sale, but retained by us and currently categorized as held for sale.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities in 2003 was $12.2 million compared to cash provided of $11.3 million in 2002 and cash usage of $2.8 million in 2001. Discontinued operations used $0.5 million of cash in 2003 compared to the provision of $2.7 million in

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

2002. We received funds from escrow and continued to maintain a facility previously used by those businesses. Cash usage related to the discontinued operations was $1.4 million in 2001. Capital spending was $4.8 million in 2003 compared to $5.1 million in 2002 and $4.6 million in 2001. In 2003 capital spending was $2.6 million in the United States, $0.6 million in the United Kingdom, $1.0 million in Argentina, $0.3 million in South Africa, and $0.4 million in China compared to $2.0, $1.3, $1.1, $0.1, and $0.1 million respectively in 2002. Capital expenditures for 2004 are expected to be approximately $6.0 million. These expenditures are primarily for capacity increases, new product designs, and cost reduction.

         Debt, net of cash, decreased by $6.0 million in 2003 to $99.1 million at December 31, 2003. We had revolving credit facilities in the United States and United Kingdom under which additional borrowings of $11.5 million and $2.6 million, respectively, were available based on the December 31, 2003 levels of eligible receivables (United States and United Kingdom) and inventory (United States only) which are pledged to support that debt. At the end of 2003, we had no bank debt or discounted checks outstanding in Argentina. In South Africa we borrowed from a bank, supported by a pledge of receivables and the land and building that we own in South Africa .

         Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). We translated the accompanying income statements for 2001 at $1.00 per peso. The Argentine peso ended 2003 and 2002 with respective values of $0.3418 and $0.2972 and we used those rates to translate the December 31, 2003 and December 31, 2002 Argentina balance sheet. We translated the income statement at various monthly peso values ranging from a high of $0.597 (January, 2002) to a low of $0.274 (June, 2002). As the result of using the devalued rate, we recorded in foreign exchange losses of $0.1 million, $0.9 million and $0.3 million and a charge to other comprehensive income of $0.1 million, $5.1 million and $6.2 million representing the cumulative translation adjustments in 2003, 2002, and 2001 respectively. Because of the impact of the financial crisis on our customers, in 2001 we recorded a $1.5 million charge to cover anticipated bad debts in Argentina.

PENSION PLANS

         In the United States, we offer our current employees a defined contribution (401k) pension plan. In 2003 and 2002 we recorded $0.4 million of expense related to this plan. We also cover certain previous employees under a defined benefit plan. In 2003 and 2002 we recorded no expense related to this plan. At December 31, 2003, the United States plans have estimated obligations of $3.5 million and assets of $2.6 million. We recorded an additional minimum liability of $0.8 million representing the unfunded pension obligation as an element of comprehensive income.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

         In the United Kingdom our employees are covered by defined benefit pension plans to which both Prestolite and the employees contribute. At December 31, 2003, this plan has estimated obligations of $44.3 million and assets of $36.7 million. At December 31, 2002, this plan had estimated obligations of $35.5 million and assets of $26.7 million. During 2003 and 2002, respectively, we recorded expenses of $1.5 million and $0.7 million related to this plan. The additional minimum liability recorded on our balance sheet was $8.8 million at December 31, 2003 and $8.2 million at December 31, 2002 representing the unfunded pension obligation as an element of comprehensive income.

         In Argentina, we have unfunded pension obligations to nine former employees. That obligation is estimated at $0.6 million as of December 31, 2003, which we have accrued as a liability. During 2003 we recorded expense of $43,000 related to this plan.

The table below summarizes the change in our benefit obligation and in plan assets during 2003 (in thousands).

                                           United      United
                                           States      Kingdom    Argentina     Total
                                          ---------   ---------   ----------  ---------
Assets
     January 1, 2003                      $  2,484    $ 26,727    $      -    $ 29,211
         Return on assets                      371       5,359           -       5,730
         Contributions, net of benefits       (213)      1,259           -       1,046
         Currency change                         -       3,623           -       3,623
         All other                               -        (241)          -        (241)
                                          --------    --------    --------    --------
              December 31, 2003              2,642      36,727           -      39,369

Obligation
     January 1, 2003                         3,377      35,489         581      39,447
         Costs *                               300       4,940          68       5,308
         Benefits paid                        (213)     (1,223)        (84)     (1,520)
         Participants' contributions             -         728           -         728
         Currency change                         -       4,371          84       4,455
         All other                               -                                   -
                                          --------    --------    --------    --------
              December 31, 2003              3,464      44,305         649      48,418
                                          --------    --------    --------    --------

              Net (Liability)             $   (822)   $ (7,578)   $   (649)   $ (9,049)
                                          ========    ========    ========    ========

----------
* Includes service cost, interest cost, and actuarial costs.

Additional information about our pension plans is provided in Footnote 14 of our financial statements.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

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

CONTRACTUAL CASH OBLIGATIONS

      Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under lease agreements. The following table summarizes our fixed cash obligations over various future periods as of December 31, 2003 (in thousands):

                                                      Payments due by period
                                                Less than     1 - 3      4 - 5     After 5
    Contractual Obligations            Total      1 year      years      years      years
                                     --------   ---------   --------   --------   --------
Debt ( a)                            $  5,356    $  1,149   $  3,610   $    587   $     10
Lines of credit (a)                     2,238       2,238          -          -          -
9.625% Senior unsecured notes          98,533           -          -     98,533          -
Capital lease obligations ( b)            998         604        394          -          -
Operating leases                        2,314         846      1,296        172          -
Other long term obligations ( c)          641         513        128          -          -
                                     --------    --------   --------   --------   --------

Total contractual cash obligations   $110,080    $  5,350   $  5,428   $ 99,292   $     10
                                     ========    ========   ========   ========   ========

(a) Certain conditions of default under the long-term debt agreements in the United Kingdom may allow our United Kingdom bank to cancel the debt commitments or to require repayment of drawn amounts. Lines of credit represent the amounts outstanding at December 31, 2003 on credit facilities in the United States, United Kingdom, South Africa and in Argentina. Although the revolving credit agreements may extend beyond one year, outstanding amounts have been reported as current liabilities on the balance sheet.

(b) Lessors of capital leases have been granted a first priority security interest in all of the Company's right, title and interest in the equipment covered under the lease obligations.

(c) Includes the debt incurred with the Mosal acquisition in Argentina and other miscellaneous commitments.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

      We have other commercial commitments that secure foreign purchases, VAT obligations, custom bonds, and insurance coverage. The table below summarizes these commitments as of December 31, 2003 (in thousands):

                                  Amount of commitment expiration per period
                                        Less than    1 to 3   4 to 5    After 5
                                Total    1 year      years     years     years
                                -----    ------      -----    ------     -----
Letters of credit                  946   $   946     $    -   $    -    $    -
Other commercial commitments       250       250          -        -         -
                               -------   -------     ------   ------    ------
Total commercial commitments   $ 1,196   $ 1,196     $    -   $    -    $    -
                               =======   =======     ======   ======    ======

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

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

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

NEW ACCOUNTING PRONOUNCEMENTS

In 2001 the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and required impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

effective for 2002. Accordingly, we no longer amortize goodwill of $3.7 million as of December 31, 2001. Instead we assess goodwill for impairment at least annually.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. With the rescission of SFAS Nos. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. In 2003, we have reclassified our gain from extinguishments of debt recorded in prior periods to income from continuing operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 29, 2002. We have accounted for our 2003 decision to close our South Africa operation in accordance with SFAS No. 146.

In December 2003, the FASB issued Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46R, companies have generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities if variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. We have not yet determined the impact that this Interpretation will have on our financial position or results of operations.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revision to SFAS No. 132 requires enhanced disclosures regarding pensions and other postretirement benefits. We have made the additional disclosures required by SFAS 132.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                                    CONTENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         PAGE(S)
REPORT OF INDEPENDENT AUDITORS.......................................        F2

FINANCIAL STATEMENTS

Consolidated Balance Sheet...........................................        F3

Consolidated Statement of Operations.................................        F4

Consolidated Statement of Stockholders' Equity (Deficit).............        F5

Consolidated Statement of Cash Flows.................................        F6

Notes to Consolidated Financial Statements...........................    F7-F33

Financial Statement Schedule - Valuations and Qualifying Accounts....       F34

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Prestolite Electric Holding, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Prestolite Electric Holding, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these based on our audits. We did not audit the financial statements of Prestolite Indiel Argentina S.A., a wholly owned subsidiary, which statements reflect total assets of $16,078,000 and $14,642,000 as of December 31, 2003 and 2002, respectively, and total revenues of $24,689,000, $15,831,000 and $33,884,000 for each of the three years in the period ended December 31, 2003. Those statements were audited by other auditors whose report thereon has been furnished to us, and in our opinion expressed herein, insofar as it relates to the amounts for Prestolite Indiel Argentina S.A., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 10 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill resulting from its adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP
March 22, 2004
Detroit, Michigan

                                       F2

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                      (In thousands, except share amounts)

                                                                        2003            2002
ASSETS
CURRENT ASSETS
Cash                                                                 $    8,657      $    4,386
Accounts receivable, net of allowance for doubtful accounts of
   $1,551 and $1,801 at December 31, 2003 and 2002, respectively         34,797          28,264
Inventories, net                                                         41,854          38,699
Prepaid and other current assets                                          2,601           2,675
                                                                     ----------      ----------
         Total current assets                                            87,909          74,024
Property, plant and equipment
     Land, building and improvements                                     16,679          16,649
     Machinery and equipment                                             59,530          53,471
     Construction in progress                                             1,817           1,617
                                                                     ----------      ----------
                                                                         78,026          71,737
         Less - accumulated depreciation                                (47,439)        (38,705)
                                                                     ----------      ----------
                                                                         30,587          33,032
Deferred tax asset                                                        2,982               -
Investments                                                                 577             577
Goodwill                                                                  4,441           4,048
Other intangible assets, net                                              3,030           3,393
Long-term receivables and pension assets                                  2,102           3,435
Assets held for disposal                                                    368               -
Net assets related to discontinued operations                             2,457           1,976
                                                                     ----------      ----------
         TOTAL ASSETS                                                $  134,453      $  120,485
                                                                     ==========      ==========
LIABILITIES
CURRENT LIABILITIES
Revolving credit                                                     $    3,382      $    3,575
Current portion of long-term debt                                         1,122             740
Accounts payable                                                         20,581          16,118
Accrued liabilities                                                      16,925          15,006
                                                                     ----------      ----------
         Total current liabilities                                       42,010          35,439
Long-term debt                                                          103,262         105,125
Deferred tax liabilities                                                  1,263               -
Other non-current liabilities                                            10,574           9,955
                                                                     ----------      ----------
         Total liabilities                                              157,109         150,519
Minority interest                                                         6,497           5,908

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.01; 5,000,000 shares authorized;
   1,969,000 shares issued and outstanding at
   31, December 2003 and 2002, respectively                                   2               2
Paid-in capital                                                          21,954          16,957
Retained earnings (accumulated deficit)                                 (10,967)         (5,151)
Notes receivable, employees' stock purchase, 7.74%                          (37)           (105)
Treasury stock, 1,334,000 shares at December 31,
   2003 and 2002, respectively                                          (24,900)        (24,900)
                                                                     ----------      ----------
         Total stockholders' deficit before accumulated other
         comprehensive income (loss)                                    (13,948)        (13,197)
Minimum pension liability                                                (7,058)         (9,156)
Foreign currency translation adjustment                                  (8,147)        (13,589)
                                                                     ----------      ----------
         Accumulated other comprehensive income (loss)                  (15,205)        (22,745)
         Total stockholders' equity (deficit)                           (29,153)        (35,942)
                                                                     ----------      ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $  134,453      $  120,485
                                                                     ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                       F3

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (In thousands, except per share amounts)

                                                       2003         2002         2001
Net sales                                           $  195,150   $  167,261   $  159,295
Cost of goods sold                                     148,141      126,543      127,025
                                                    ----------   ----------   ----------
     Gross profit                                       47,009       40,718       32,270
Selling, general and administrative expenses            23,995       22,171       22,253
Writedown of South Africa                                5,192            -            -
Stock options charges                                    4,997         (313)         647
Severance and restructuring                              1,765        2,853        4,599
Costs incurred to sell company                           1,130            -            -
Gain on senior note transactions                             -         (431)        (660)
Additional Argentina bad debt provision                      -            -        1,500
                                                    ----------   ----------   ----------
     Operating income                                    9,930       16,438        3,931
Other (income) expense                                    (292)         (62)          78
Loss on foreign exchange                                   501        1,017          461
Real estate provision                                        -        1,000            -
Interest expense                                        11,046       11,252       13,241
Minority interest (net of income taxes)                  2,611        2,541          950
                                                    ----------   ----------   ----------
   (Loss) income from continuing operations,
     before income taxes                                (3,936)         690      (10,799)
Income taxes (benefit)                                   1,880         (290)      (1,378)
                                                    ----------   ----------   ----------
   (Loss) income from continuing operations             (5,816)         980       (9,421)
Loss on sale of discontinued operations                      -            -       (1,600)
                                                    ----------   ----------   ----------
   Net (loss) income                                $   (5,816)  $      980   $  (11,021)
                                                    ==========   ==========   ==========
Basic earnings per common share
   (Loss) income from continuing operations         $    (2.95)  $     0.50   $    (4.75)
   Income from discontinued operations, including
     loss on sale of discontinued operations                 -            -        (0.81)
                                                    ----------   ----------   ----------
   Net (loss) income                                $    (2.95)  $     0.50   $    (5.56)
                                                    ==========   ==========   ==========
Diluted earnings per common share
   (Loss) income from continuing operations         $    (2.95)  $     0.48   $    (4.75)
   Income from discontinued operations, including
     loss on sale of discontinued operations                 -            -        (0.81)
                                                    ----------   ----------   ----------
   Net (loss) income                                $    (2.95)  $     0.48   $    (5.56)
                                                    ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                       F4

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                 (In thousands)

                                                              FOR THE YEARS ENDED DECEMBER  31,
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations, including       $ (5,816)   $    980    $ (9,421)
  extraordinary gain
Adjustments to reconcile net (loss) income to
        net cash provided by (used in) continuing operating
        activities
   Gain on senior note purchase                                      -        (431)       (391)
   Minority interest                                             2,611       2,541         950
   Option repurchase / extensions                                4,997        (313)        647
   South Africa writeoff                                         5,192           -           -
   Real estate provision                                             -       1,000           -
   Argentina bad debt write-off                                      -           -       1,500
   Deferred gain on sale and leaseback                            (192)       (192)       (306)
   Depreciation                                                  7,171       6,044       7,385
   Amortization                                                    704         745       1,235
   Loss on sale of property, plant and equipment                    18           7          33
   Deferred taxes                                                    3           -      (2,830)
   Changes in operating assets and liabilities
     Accounts receivable                                        (5,189)     (4,277)      2,614
     Inventories                                                (2,193)        224      (2,550)
     Prepaid and other current assets                              561        (253)     (3,154)
     Accounts payable                                            3,273        (795)      1,085
     Accrued liabilities                                         1,515       3,229       1,887
                                                              --------    --------    --------
   Net cash provided by (used in) continuing operating
   activities                                                   12,655       8,509      (1,316)
   Net cash (used in) provided by discontinued operations         (481)      2,742      (1,440)
                                                              --------    --------    --------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          12,174      11,251      (2,756)
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                            (4,816)     (5,068)     (4,573)
Proceeds from disposal of property, plant and equipment            579           6         225
Acquisition of Mosal                                                 -        (179)          -
Investment in affiliates                                          (171)       (143)       (125)
                                                              --------    --------    --------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (4,408)     (5,384)     (4,473)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in revolving line of credit               (366)     (3,071)      1,040
Payments on long-term debt                                      (1,620)     (6,051)     (1,465)
Proceeds from borrowings                                             -       5,752       2,016
Payment of dividends                                            (2,022)          -           -
Purchase of treasury stock, options and warrants, employee
stock receivable                                                    68          15          51
(Payments) borrowings on capital leases                           (253)        248        (202)
Senior note purchase, net                                            -      (1,110)     (1,065)
Other financing costs, net                                         (79)         (9)       (107)
                                                              --------    --------    --------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (4,272)     (4,226)        268
                                                              --------    --------    --------
Effect of exchange rate changes on cash                            777        (162)       (313)
                                                              --------    --------    --------
Net increase (decrease) in cash                                  4,271       1,479      (7,274)
Cash beginning of year                                           4,386       2,907      10,181
                                                              --------    --------    --------
Cash, end of year                                             $  8,657    $  4,386    $  2,907
                                                              ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                 $ 11,044    $ 11,292    $ 13,485
                                                              ========    ========    ========
Taxes paid                                                    $  1,025    $    601    $    862
                                                              ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                                       F5

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                 (In thousands)

                                        SHARES                              RETAINED       NOTES
                                  -----------------                         EARNINGS    RECEIVABLE
                                  COMMON   TREASURY   COMMON   PAID-IN    (ACCUMULATED   EMPLOYEE
                                  STOCK     STOCK     STOCK    CAPITAL       DEFICIT)      STOCK
Balance, January 1, 2001          3,303     1,318          2     16,623        4,890        (446)
Net income                                                                   (11,021)
Translation adjustment
   Comprehensive income (loss)
Repayment on employee notes
and stock options extended                                          646                       51
                                  -----     -----     ------   --------    ---------     -------
Balance, December 31, 2001        3,303     1,318          2     17,269       (6,131)       (395)
Net income                                                                       980
Translation adjustment
Minimum pension liability
   Comprehensive income (loss)
Repayment on employee notes
and stock options extended                     16                  (312)                     290
                                  -----     -----     ------   --------    ---------     -------
Balance, December 31, 2002        3,303     1,334     $    2   $ 16,957    $  (5,151)    $  (105)
Net income                                                                    (5,816)
Translation adjustment
Minimum pension liability
   Comprehensive income (loss)
Repayment on employee notes
and stock options extended                      -                 4,997                       68
                                  -----     -----     ------   --------    ---------     -------
Balance, December 31, 2003        3,303     1,334     $    2   $ 21,954    $ (10,967)    $   (37)
                                  =====     =====     ======   ========    =========     =======

                                                             FOREIGN
                                               MINIMUM      CURRENCY
                                  TREASURY     PENSION     TRANSLATION               COMPREHENSIVE
                                    STOCK     LIABILITY     ADJUSTMENT    TOTAL          INCOME
Balance, January 1, 2001            (24,625)         -        (3,527)      (7,083)
Net income                                                                (11,021)      (11,021)
Translation adjustment                                        (7,943)      (7,943)       (7,943)
                                                                                      ---------
   Comprehensive income (loss)                                                  -       (18,964)
                                                                                      ---------
Repayment on employee notes                                                     -
and stock options extended                                                    697
                                  ---------     ------     ---------    ---------
Balance, December 31, 2001          (24,625)         -       (11,470)     (25,350)
Net income                                                                    980           980
Translation adjustment                                        (2,119)      (2,119)       (2,119)
Minimum pension liability                       (9,156)                    (9,156)       (9,156)
                                                                                      ---------
   Comprehensive income (loss)                                                  -     $ (10,295)
                                                                                      ---------
Repayment on employee notes                                                     -
and stock options extended             (275)                                 (297)
                                  ---------     ------     ---------    ---------
Balance, December 31, 2002        $ (24,900)    (9,156)    $ (13,589)   $ (35,942)
Net income                                                                 (5,816)       (5,816)
Translation adjustment                                         5,442        5,442         5,442
Minimum pension liability                        2,098                      2,098         2,098
                                                                                      ---------
   Comprehensive income (loss)                                                  -     $   1,724
                                                                                      ---------
Repayment on employee notes                                                     -
and stock options extended                -                                 5,065
                                  ---------     ------     ---------    ---------
Balance, December 31, 2003        $ (24,900)    (7,058)    $  (8,147)   $ (29,153)
                                  =========     ======     =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                                       F6

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.  GENERAL INFORMATION

         Prestolite Electric Holding, Inc. ("PEI" "We", "Us" or the "Company"), was formed in 1991 to acquire substantially all of the assets and assume certain liabilities of Prestolite Electric Incorporated and its subsidiaries ("Prestolite"). The wholly-owned subsidiaries of Prestolite Electric Incorporated now include Prestolite Electric Limited, a U.K. corporation; Prestolite Indiel Argentina S.A., an Argentina corporation; Prestolite Electric
(Pty) Ltd., a South Africa corporation; and Prestolite Electric Holding (China) LLC, a U.S. limited liability company. Prestolite Electric Holding (China) LLC in turn owns 52% of Prestolite Electric Beijing Ltd., a Chinese corporation. Prestolite Electric (Pty) Ltd. has substantially ceased operations as of December 31, 2003. Operations are generally conducted as Prestolite Electric Incorporated. There are no material differences between the financial statements of PEI and Prestolite.

         We manufacture and distribute alternators, starter motors, and other electrical components for aftermarket and original equipment applications in the heavy duty vehicle, automotive, defense, material handling, marine, and other industries. Two manufacturing facilities and one distribution warehouse are located in the United States; two manufacturing facilities are located in the United Kingdom; two manufacturing facilities are located in Argentina; and one manufacturing facility is located in China.

         In December 2003 we announced the closing of our operation in South Africa. The facility we own in South Africa is currently for sale, and is classified as "Assets held for disposal" in our December 31, 2003 balance sheet.

2. SUBSEQUENT EVENTS

         On March 3, 2004 the Company and the owners of the Company agreed to sell the stock of Prestolite Electric Holding, Inc. The transaction is expected to close during April 2004. Following the close of the transaction we plan to call the $98.5 million of senior notes outstanding, under the terms of the indenture governing the notes at a redemption price of 103.21% of par.

         On January 15, 2004 we sold our facility in Acton, England for (pound)25.2 million in cash, net of costs related to the sale. The sale agreement gives us the right to occupy the building without paying rent through December 31, 2004. During 2004 we intend to discontinue Acton's production of in-line fuel pumps, move certain production to other Prestolite locations and move the remaining Acton operations into a nearby leased facility. The book value of the facility sold, including (pound)0.3 million of fixed assets that will be written off because of the sale, was (pound)5.3 million at December 31, 2003. At December 31, 2003 the value of the pound sterling was $1.786.

                                       F7

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

3. SOUTH AFRICA

         As the result of continuing losses in South Africa, we advised our employees, customers, and suppliers at the end of 2003 of our intentions to close our South African subsidiary. We effectively ended production in South Africa, and we terminated most of our hourly employees in that country. We expect to complete the closing and liquidation of that subsidiary during the first half of 2004. The South African operation recorded sales of $9.5 million, including $3.0 million of inter-company sales, and incurred an operating loss (before redundancy, write-offs and other closing-related charges) of $0.8 million for the year ended December 31, 2003.

         We recognized $5.8 million of charges in 2003 related to this closing. This reflects an impairment charge of $2.9 million to write down our South African assets, excluding land and building, to their estimated realizable value, $0.6 million in severance charges relating to the termination of 262 South African employees, $1.5 million of cumulative translation adjustments which were not previously charged to net income, and $0.8 million of other costs incurred during 2003 relating to the closing. We anticipate additional closing costs of $0.4 million to be incurred in 2004. However, we expect those costs to be offset by a gain on the sale of the land and building that we own in South Africa.

         In our December 31, 2003 balance sheet, we included the $0.4 million book value of the South African land and building in "Assets held for disposal."

4. ARGENTINA

         Beginning in 1991 the Argentine government maintained the value of its currency such that one Argentine peso equaled one U.S. dollar. During the second half of 2001, Argentina suffered a severe economic and monetary crisis. During most of December 2001 and early January 2002 the banks in Argentina were closed. On January 14, 2002, the banks reopened and the Argentina peso traded at $0.606 per peso (1.65 pesos per dollar). We used that $0.606 rate to translate the December 31, 2001 balance sheet of our Argentine subsidiary. We translated the Argentine income statement for 2001 at $1.00 per peso. The Argentine peso ended 2003 and 2002 with respective values of $.3418 and $0.2972 and we used those rates to translate the December 31, 2003 and December 31, 2002 Argentina balance sheets. We translated the income statements at various monthly peso values ranging from a high of $0.597 (January, 2002) to a low of $0.274 (June, 2002). As the result of the devalued rate, we recorded foreign exchange losses of $0.1 million, $0.9 million, $0.3 million and a charges to other comprehensive income of $0.1 million, $5.1 million, and $6.2 million representing the cumulative translation adjustments in 2003, 2002 and 2001, respectively. Because of the impact of the financial crisis on our customers, in 2001 we recorded a $1.5 million charge to cover anticipated bad debts in Argentina.

                                       F8

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

4. ARGENTINA (CONTINUED)

         Our practice in Argentina had been to borrow funds by discounting post-dated checks received from our customers. Because Argentine banks stopped lending during the second half of 2001, we provided financial support to our Argentine subsidiary from North America, increasing the amount lent to that subsidiary by $5.3 million during 2001. Also during 2001 our Argentine subsidiary reduced its non-debt discounted checks outstanding by $3.7 million and bank debt outstanding by $1.2 million. During 2002 we lent an additional $2.1 million to our Argentine subsidiary and the subsidiary reduced its bank debt and discounted checks to zero. In 2003 the Argentine subsidiary repaid $1.9 million of the loan received from North America.

5. DISCONTINUED OPERATIONS

         On August 4, 2000, we sold our direct current electric motor business, battery charger business and switch business to Ametek, Inc. The adjusted sale price was approximately $57.4 million, including $0.5 million in escrow at December 31, 2003.

         During 2001 we reduced the gain recorded in 2000 by recording a charge of $1.6 million; no tax benefit associated with this charge was recorded. A portion of this charge adjusted the carrying value of a manufacturing facility previously used by some of the operations sold. The charge also included $0.4 million to write-off receivables and to provide for certain benefits that may not be delivered to Ametek because of the October 2001 Chapter 11 filing of Thermadyne Holdings Corporation. Thermadyne, which purchased our welding equipment business in 1997, shares a facility with the battery charger business sold to Ametek in 2000.

         We guaranteed the lease on the Thermadyne portion of that facility through October 31, 2006. Annual lease payments are $447,000. During 2002 Thermadyne advised us that they intend to vacate the facility at the end of 2003. We recorded a $1.0 million charge in 2002 to further reduce the value of the idle manufacturing facility we own and to provide for an anticipated loss on the guaranteed lease. During 2003 we reached an agreement with Thermadyne and the building owner. Under the terms of that agreement, we will have no further obligations under the lease guarantee after mid-2004. No charge or credit to income resulted from that agreement.

         Net assets related to discontinued operations at December 31 are summarized below (in thousands):

                                                2003       2002
                                             ---------   --------
In escrow                                    $     539   $    536
Facility held for sale                           3,246      3,246
Accrued transaction costs,
   estimated sale price reductions, and
   provision for lease guarantee                (1,328)    (1,806)
                                             ---------   --------
                                             $   2,457   $  1,976
                                             =========   ========

                                       F9

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

6. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of PEI and all subsidiaries in which we have financial and operating control. All inter-company accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

INVENTORIES

         Inventories are stated at the lower of cost or market with cost being established by the last-in, first-out ("LIFO") method for substantially all inventory manufactured in the United States and by the first-in, first-out ("FIFO") method for all inventory located or manufactured outside the United States. Approximately $25,333,000 and $28,948,000 of net inventories at December 31, 2003 and 2002, respectively, have been valued based on FIFO cost.

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

ENGINEERING EXPENSES

         Engineering costs are expensed as incurred and are included in selling, general, and administrative expenses. Total engineering expenses for the years ended December 31, 2003, 2002 and 2001 were $3,487,000, $3,175,000, and
$3,475,000, respectively. Included in these engineering expenses were research and development costs (as defined by Statement of Financial Accounting Standards No. 2) for the years ended December 31, 2003, 2002, and 2001 of $2,107,000, $1,958,000, and $2,251,000.

                                      F10

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

6. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FINANCIAL INSTRUMENTS

         The carrying amount of our financial instruments, which includes cash, accounts receivable, accounts payable, and debt other than senior unsecured notes approximates their fair value at December 31, 2003 and 2002. The fair value of the senior unsecured notes was approximately $100.8 million at December 31, 2003. Fair values have been determined based on management estimates and information from market sources.

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

COMPREHENSIVE INCOME

         Comprehensive income, a measure that reflects all non-owner changes in equity in addition to net income, consists of net income, foreign currency translation adjustments and minimum pension liability and is presented in the statement of stockholders' equity.

MINORITY INTEREST

         Minority interest included in the consolidated results of operations represents the minority shareholders' share of the income of Prestolite Electric Beijing, Ltd. (PEBL). The minority interest included in the consolidated balance sheet reflects the original investment by the minority shareholders of PEBL along with their proportional share of the earnings of PEBL.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In 2001 the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.

                                      F11

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

6. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SFAS 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and required impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 is effective for 2002. Accordingly, we no longer amortize goodwill of $3.7 million as of December 31, 2001. Instead we assess goodwill for impairment at least annually.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. With the rescission of SFAS Nos. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. In 2003, we have reclassified our gain from extinguishments of debt recorded in prior periods to income from continuing operations.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 29, 2002. We have accounted for our 2003 decision to close our South African operation in accordance with SFAS No. 146.

         In December 2003, the FASB issued Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46R, companies have generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities if variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. We have not yet determined the impact that this Interpretation will have on our financial position or results of operations.

         In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revision to SFAS No. 132 requires enhanced disclosures regarding pensions and other postretirement benefits. We have made the additional disclosures required by SFAS 132.

                                      F12

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

7. JOINT VENTURE

Prestolite Electric Beijing, Ltd. (PEBL) began operations in The People's Republic of China on April 1, 2001. Prestolite owns 52% of PEBL, and we have included the results of PEBL in our consolidated financial statements after eliminating intercompany activity. Shangdu Diwei Economy Development Co., Ltd (Diwei) owns the other 48% of PEBL. The managers of PEBL own Diwei. Prestolite contributed certain technology to PEBL and agreed to contribute an additional $1.9 million in cash to PEBL. The predecessor to Diwei, Beijing Jin-Hu Auto Electric Company Limited, contributed certain technology and agreed to contribute certain fixed assets to PEBL. All of the remaining contributions to PEBL were made during 2003.

    In 2002 the company eliminated the one month lag previously employed in reporting the results of its operations in China, adding $0.9 million to reported sales and $0.2 million to operating income and EBITDA in that year.

8. EARNINGS PER SHARE ("EPS")

In computing income available to common stockholders, no adjustments were required to the amounts reported in the statement of income. Shares of common stock (available and potentially issuable) used in the computation are comprised of the following (in thousands):

                                                 2003    2002   2001
Weighted average number of shares of common
   stock used in computing basic EPS             1,969   1,969  1,985

Weighted average number of shares of common
   stock used in computing dilutive EPS          1,969   2,036  1,985

Stock options were not considered in calculating diluted earnings per share for 2003 and 2001 since the effect of inclusion would be anti-dilutive to earnings per common share from continuing operations. Had the Company been in a net income position for 2003 and 2001 the number of weighted average shares used to compute diluted earnings per share would have included an additional 205,537 shares for 2003 and 93,419 shares for 2001. For 2002 there were 66,754 stock options included in calculating diluted earnings per share amounts.

                                      F13

               Prestolite Electric Holding, Inc. and Subsidiaries
                         Notes to Financial Statements

9. INVENTORIES

Inventories consist of the following at December 31 (in thousands):

                                           2003          2002
FIFO cost
      Raw materials                      $ 21,110      $ 19,519
      Work in process                       5,662         3,919
      Finished goods                       17,702        18,315
                                         --------      --------
           Total FIFO cost                 44,474        41,753

Adjustment to LIFO cost                       857           778
Reserves for excess and obsolescence       (3,477)       (3,832)
                                         --------      --------
                                         $ 41,854      $ 38,699
                                         ========      ========

10. GOODWILL AND INTANGIBLE ASSETS

In 2001 the Financial Accounting Standards Board issued Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and required impairment testing and recognition for goodwill and intangible assets. Effective January 1, 2002, we adopted SFAS 142 and accordingly, we no longer amortize goodwill. This goodwill is instead assessed for impairment at least annually. At December 31, 2003, the goodwill balance was approximately $4.4 million. For purposes of testing this goodwill for potential impairment, fair values were determined based upon the anticipated earnings multiples of the operating units. The initial assessment indicated that the fair value exceeded the corresponding carrying value. This analysis was completed again for the year ended December 31, 2003, which indicated that the fair value continued to exceed the carrying values.

Goodwill changes in 2003 (in thousands):

Balance December 31, 2002      $4,048
Impact of foreign currency        393
                               ------
Balance December 31, 2003      $4,441
                               ======

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

                                      F14

               Prestolite Electric Holding, Inc. and Subsidiaries
                         Notes to Financial Statements

10. GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Intangible assets consist of the following (in thousands, except weighted average life):

                                    December 31, 2003                        December 31, 2002
                           -----------------------------------    -------------------------------------
                             Gross                  Weighted        Gross                    Weighted
                           Carrying      Accum       Average      Carrying      Accum        Average
                           Amounts       Amort    Life (years)     Amounts      Amort      Life (years)
                           -------       -----    ------------     -------      -----      ------------
Licenses                   $   226     $  (183)           7       $   226     $  (151)           7
MOSAL                          887        (314)          10           699        (135)          10
Financing costs              4,613      (2,940)          10         4,613      (2,533)          10
Technology                     972        (231)          10           801        (127)          10
                           -------     -------                    -------     -------
      Total                $ 6,698     $(3,668)                   $ 6,339     $(2,946)
                           =======     =======                    =======     =======

Aggregate amortization expense (included in S G & A)
      For the year ended December 31, 2003                   $  704

Estimated amortization expense
      For the year ended December 31, 2004                   $  882
      For the year ended December 31, 2005                   $  768
      For the year ended December 31, 2006                   $  514
      For the year ended December 31, 2007                   $  514

11. ACCRUED LIABILITIES

         Accrued liabilities consist of the following at December 31 (in thousands):

                                             2003            2002
Accrued compensation                       $  2,869        $  2,177
Accrued warranty                              2,302           2,131
Accrued severance                             1,005           1,915
Accrued interest                              4,010           3,969
Accrued taxes                                 2,623           2,459
Non refundable deposit (U.K.)                 1,786               -
Other accrued liabilities                     2,330           2,355
                                           --------        --------
                                           $ 16,925        $ 15,006
                                           ========        ========

                                      F15

               Prestolite Electric Holding, Inc. and Subsidiaries
                         Notes to Financial Statements

12. DEBT

Debt consists of the following at December 31 (in thousands):

                                                                     2003         2002
North America
       Float                                                       $    372     $    130
       Revolving credit                                                   -            -
       Senior unsecured notes, 9.625%                                98,533       98,533
                                                                   --------     --------
                 Subtotal North America                              98,905       98,663
                                                                   --------     --------
United Kingdom
       Overdraft facility                                               771        1,425
       Term loan                                                      5,320        5,752
South Africa Bank Debt                                                1,096          990
MOSAL Obligation (Argentina)                                            641        1,040
                                                                   --------     --------
                 Subtotal International                               7,828        9,207
                                                                   --------     --------
                 Total term, revolving credit and senior notes      106,733      107,870
Capital lease obligations                                               998        1,456
Other                                                                    35          114
                                                                   --------     --------
                 Consolidated total                                 107,766      109,440
            Less - current maturities                                 4,504        4,315
                                                                   --------     --------
                 Consolidated long-term debt                       $103,262     $105,125
                                                                   ========     ========

         Our U.S. bank borrowing arrangements consist of a $10 million revolving credit facility and a $3.5 million revolving credit and letter of credit facility. Interest is payable on amounts borrowed under the revolving credit facility at the bank's prime rate plus up to another 0.75% depending upon amounts borrowed and upon our Funded Debt Ratio. We are currently paying interest at prime, 4.0% at December 31, 2003. The letter of credit fee is 2% of amounts drawn. Both U.S. facilities are collateralized by eligible accounts receivable and inventory. On December 31, 2003 letters of credit totaling $0.8 million were outstanding.

         Our U. K. agreement consists of a E3.6 million variable rate term loan and a E2.3 million overdraft facility. Interest on the variable rate term loan is 1.375% above the bank's base rate (3.75% at December 31, 2003), and interest on the overdraft is at 1.25% above the base rate. The term loan is repayable in sixty monthly payments through January 2008. The U. K. loans are collateralized by eligible receivables and fixed assets in the United Kingdom. The Company was in violation of certain U.K. debt covenants at December 31, 2003 and 2002, which were waived by the U.K. bank.

         In March 2002 our Argentine subsidiary acquired an Argentine corporation ("MOSAL") for 4.0 million Argentine pesos, 500,000 pesos in cash and
3.5 million pesos

                                      F16

               Prestolite Electric Holding, Inc. and Subsidiaries
                         Notes to Financial Statements

12. DEBT (CONTINUED)

due over the next three years. The 3.5 million peso obligation has been paid down to 1.9 million pesos as of December 31, 2003 and is shown in the table above as $0.6 million of "MOSAL obligation."

         In South Africa we borrow from a bank at the bank's prime lending rate, 11.5% at December 31, 2003. This loan is supported by a pledge of South African receivables and the land and building that we own in South Africa.

         In China, our joint venture obtained a bank line of credit in October 2002 for Rmb 10.0 million ($1.2 million translated at 8.28 Rmb to one U.S. dollar on December 31, 2003). This one-year agreement was renewed in 2003. No amounts were outstanding at December 31, 2003 and 2002.

         At December 31, 2003 we classified amounts due under the U.K. overdraft facility and South African bank facility as "current" debt because we intend to repay those loans during 2004.

         At December 31, 2003 we could have borrowed an additional $11.5 million in the U.S. and $2.6 million (E1.5 million, translated at $1.79 per pound sterling) in the U. K.

         The 9.625% senior unsecured notes mature on February 1, 2008. We have the option to redeem them beginning February 1, 2003 with the net proceeds of a public equity offering at our option, in whole or in part, at amounts from 104.8125% to 100% of the principle plus accrued interest. We purchased and retired senior notes with a face value of $1.6 million and $1.8 million in 2002, and 2001, recording gain on the senior note transactions of $0.4 million and $0.7 million, respectively. As described in Note 2, we intend to call these notes following the sale of the company.

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

         Maturities of debt obligations at December 31 are as follows (in thousands):

   YEAR
2004           $  4,504
2005              1,479
2006              1,336
2007              1,317
2008             99,120
Thereafter           10
               --------
               $107,766
               ========

                                      F17

               Prestolite Electric Holding, Inc. and Subsidiaries
                         Notes to Financial Statements

13. INCOME TAXES

         (Loss) income from continuing operations, before minority interest and income taxes, consists of the following (in thousands):

                    2003         2002         2001
United States     $(3,080)     $(2,297)     $(4,455)

Foreign             1,755        5,528       (5,394)
                  -------      -------      -------
                  $(1,325)     $ 3,231      $(9,849)
                  =======      =======      =======

         The components of income tax related to continuing operations are as follows (in thousands):

                                         2003        2002         2001
United States
     Current                           $  (258)     $     -      $  (690)
     Deferred                                             -       (1,049)
     State and local                      (150)        (142)        (181)
Foreign
     Current                            (1,469)        (148)         273
     Deferred                               (3)           -            -
                                       -------      -------      -------
                                       $(1,880)     $  (290)     $(1,647)
                                       =======      =======      =======

         A reconciliation of the U. S. statutory tax rate to the effective tax rate is as follows:

                                               2003        2002         2001
Statutory rate                                 34.0%       34.0%        34.0%
Change in valuation reserve                  (168.7)          -            -
Basis Differences                              98.5           -            -
State and local, net of federal benefit        (7.5)       (5.9)         1.7
Difference in foreign tax rates               (91.1)      (57.4)         5.3
Permanent difference                              -         2.5         (0.4)
NOLs                                              -        17.8        (23.9)
Other                                          (7.1)          -            -
                                             ------      ------       ------
                                             (141.9)%      (9.0)%       16.7%
                                             ======      ======       ======

                                      F18

               Prestolite Electric Holding, Inc. and Subsidiaries
                         Notes to Financial Statements

13. INCOME TAXES (CONTINUED)

         Our operation in China enjoyed a tax holiday through 2002 and is scheduled to pay taxes at 12% for the next three years.

         The major components of deferred taxes (stated on an after tax basis) on the balance sheet are as follows (in thousands):

                                                        2003          2002
Deferred tax assets
      Accrued tax benefit carryforwards               $  4,248      $  9,441
      Accounts receivable                                  201           246
      Current liabilities                                1,243           869
      Assets of discontinued operations                    628           437
      Minimum pension liabilities                        2,982            --
      Other                                              1,812         1,110
                                                      --------      --------
Gross deferred tax assets                               11,114        12,103
Valuation reserve                                       (4,327)       (9,083)
                                                      --------      --------
          Net deferred tax assets                     $  6,787      $  3,020

Deferred tax liabilities
      Inventory                                         (2,278)       (1,826)
      Property, plant and equipment                     (2,461)         (960)
      Other                                               (329)         (234)
                                                      --------      --------
Gross deferred tax liabilities                          (5,068)       (3,020)
                                                      --------      --------
          Net deferred tax assets and liabilities        1,719             -
                                                      ========      ========

         Our Argentina subsidiary has NOL carry-forwards at December 31, 2003 of approximately $19.6 million, which expire in 2004 through 2008. The valuation reserve represents a full reserve against the net deferred tax asset position of the Argentina operation and a reserve against the U.S. foreign tax credit, as management believes that realization of these benefits is not probable.

         U.S. foreign tax credits are $3.5 million at December 31, 2003. These credits will begin to expire in 2006. These tax credits have a full valuation reserve against them as a result of the Company's overall foreign loss position as management believes that realization of these benefits is not probable.

                                      F19

               Prestolite Electric Holding, Inc. and Subsidiaries
                         Notes to Financial Statements

14. EMPLOYEE BENEFIT PLANS

We have a retirement savings plan for substantially all of our United States employees. This plan has a deferred salary arrangement and matching contributions by the Company. Our matching contributions to this plan were $425,000, $422,000, and $421,000 for 2003, 2002, and 2001, respectively.

We also have defined benefit plans that cover certain former United States employees. Benefits under these defined plans are based on years of service. Our funding policy is to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Our subsidiaries in the United Kingdom and South Africa provide retirement benefits based on the employee's earnings. Our funding policy is to meet the minimum funding requirements imposed by current statutes or tax regulations. As a result of our decision to close the South Africa subsidiary, we wrote down the pension asset, valued at $1.1 million at December 31, 2003, to zero.

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the United States defined benefit plans at December 31, 2003 and 2002, based upon most recent actuarial valuations (December, 31, 2002 and 2001), (in thousands):

                                                               2003         2002
Change in benefit obligation
         Benefit obligation at beginning of year             $ 3,377      $ 3,108
         Service cost                                             13           12
         Interest cost                                           218          224
         Actuarial (gain) loss                                    69          242
         Benefits paid                                          (213)        (209)
                                                             -------      -------
                Benefit obligation at end of year              3,464        3,377
                                                             -------      -------
Change in plan assets
         Fair value of plan assets at beginning of year        2,484        2,840
         Actual return on plan assets                            371         (147)
         Employer contribution                                     -            -
         Benefits paid                                          (213)        (209)
                                                             -------      -------
                Fair value of plan assets at end of year       2,642        2,484
                                                             -------      -------
Funded status                                                   (822)        (893)
Unrecognized net actuarial (gain) loss                           717          849
                                                             -------      -------
                Net amount recognized                        $  (105)     $   (44)
                                                             =======      =======

                                      F20

               Prestolite Electric Holding, Inc. and Subsidiaries
                         Notes to Financial Statements

14. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table provides the amounts recognized in the Consolidated Balance Sheet for the United States plan as of December 31, 2003 and 2002 (in thousands):

                                              Pension Benefits
                                         --------------------------
                                         December 31,  December 31,
                                            2003         2002
                                            ----         ----
Accrued benefit liability                  $(822)       $(894)
Accumulated other comprehensive income       717          850
                                           -----        -----
Net amount recognized                      $(105)       $ (44)
                                           =====        =====

The following table provides the amounts recognized in the Statements of Financial Operations for the United States defined benefit plans for the years ended December 31, 2003, 2002, and 2001 (in thousands):

                                                  PENSION BENEFITS
                                            ----------------------------
                                             2003       2002      2001
                                             ----       ----      ----
Components of net periodic benefit cost
        Service cost                        $  13      $  12      $  12
        Interest cost                         218        224        227
        Expected return on plan assets       (189)      (228)      (237)
        Amortization of net (gain) loss        20          -         (4)
                                            -----      -----      -----
Net periodic benefit cost                   $  62      $   8      $  (2)
                                            =====      =====      =====

         Other information regarding the United States plan for the periods ending December 31, 2003, 2002, and 2001 is summarized below (in thousands):

                                                2003         2002        2001
                                                ----         ----        ----
Projected benefit obligation                  $ 3,464      $ 3,377     $ 3,108
Accumulated benefit obligation                  3,464        3,377       3,108
Fair value of plan assets                       2,642        2,484       2,840

(Decrease) Increase in minimum liability
   included in other comprehensive income        (132)         617           -

                                      F21

               Prestolite Electric Holding, Inc. and Subsidiaries
                         Notes to Financial Statements

14. EMPLOYEE BENEFIT PLANS (CONTINUED)

         The key assumptions of the United States plan were:

                                         2003          2002             2001
                                         ----          ----             ----
Measurement date                        Dec. 31       Dec. 31          Dec. 31
Actuarial valuation by                    Aon           Aon              Aon

Weighted-average assumptions:
Discount rate                             6.25%         6.75%            7.50%
Rate of asset return                      8.00%         8.00%            8.00%
Rate of compensation increase                -             -                -

         The Trust for the United States plan invests in equity securities, fixed income securities and cash equivalents and other short term investments. The Trust may invest in these investments directly or through pooled vehicles, including mutual funds. The fair value of the total plan assets as of the measurement date was invested as follows:

                           2003    2002
                           ----    ----
Equity securities           62%     52%

Fixed income securities     37%     48%

Cash equivalents             1%

         The objective of the investment committee of the company is to provide for growth of capital with a moderate level of volatility. The committee currently has specified a target allocation of 60% equity and 40% fixed income investments. The assets are reallocated periodically to meet this target allocation. The target allocation is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

         The expected long-term rate of return for the plan's assets is based on the expected return of each of the investment categories, weighted based upon the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long term, while cash and fixed income securities are expected to return between 4% and 6%. Based on historical experience, the Committee expects that the plan's assets will provide a modest (0% to 0.5% per annum) premium to their respective market benchmark indices.

         Our best estimate of total contributions to the plan for the next fiscal year is nil ($0).

                                      F22

               Prestolite Electric Holding, Inc. and Subsidiaries
                         Notes to Financial Statements

14. EMPLOYEE BENEFIT PLANS (CONTINUED)

         The following provides a reconciliation of benefit obligations, plan assets and funded status of the United Kingdom defined benefit plans at December 31, 2003 and 2002, based upon the most recent actuarial valuations (December 31, 2003 and 2002), (in thousands):

                                                          2003          2002
Change in benefit obligation
     Benefit obligation at beginning of year            $ 35,489      $ 28,836
     Service cost                                            874         1,072
     Interest cost                                         2,112         1,754
     Plan participants' contributions                        728           590
     Actuarial loss                                        1,954           362
     Benefits paid                                        (1,223)         (514)
     Change in currency                                    4,371         3,389
                                                        --------      --------
         Benefit obligation at end of year                44,305        35,489
                                                        --------      --------
Change in plan assets
     Fair value of plan assets at beginning of year       26,727        28,539
     Actual return on plan assets                          5,359        (5,510)
     Employer contribution                                 1,755         1,070
     Plan participants' contributions                        727           590
     Benefits paid                                        (1,223)         (514)
     Cost of insurance                                         -             -
     Administration expenses                                (241)            -
     Change in currency                                    3,623         2,552
                                                        --------      --------
         Fair value of Plan assets at end of year         36,727        26,727
                                                        --------      --------
Funded status                                             (7,578)       (8,762)
Unrecognized transition (asset) obligation                  (339)         (431)
Unrecognized prior-service cost                              145           169
Unrecognized actuarial (gain)/loss                         9,242        10,082
                                                        --------      --------
         Prepaid benefit cost                           $  1,470      $  1,058
                                                        ========      ========

                                      F23

               Prestolite Electric Holding, Inc. and Subsidiaries
                         Notes to Financial Statements

14. EMPLOYEE BENEFIT PLANS (CONTINUED)

         The following table provides the amounts recognized in the Consolidated Balance Sheets for the United Kingdom plan as of December 31, 2003 and 2002 (in thousands):

                                              Pension Benefits
                                         --------------------------
                                         December 31,  December 31,
                                             2003         2002
                                             ----         ----
Prepaid benefit cost                       $   354       $   232
Deferred tax asset                           2,642             -
Accrued benefit liability                   (7,837)       (7,528)
Intangible asset                               145           169
Accumulated other comprehensive income       6,166         8,185
                                           -------       -------
Net amount recognized                      $ 1,470       $ 1,058
                                           =======       =======

         The following table provides the amounts recognized in the Statements of Financial Operations for the United Kingdom plan for the years ended December 31, 2003, 2002, and 2001 (in thousands):

                                                                PENSION BENEFITS
                                                       ----------------------------------
                                                        2003         2002          2001
Components of net periodic benefit cost
     Service cost                                      $   874      $ 1,072      $ 1,647
     Interest cost                                       2,112        1,754        1,723
     Expected return on plan assets                     (1,869)      (2,034)      (2,159)
     Amortization of transition (asset) obligation        (126)        (116)        (129)
     Amortization of prior-service cost                     39           35           40
     Recognized net actuarial loss                         457           (3)         (15)
                                                       -------      -------      -------
Net periodic benefit cost                              $ 1,487      $   708      $ 1,107
                                                       =======      =======      =======

         The increase in the minimum liability included in other comprehensive income was $623,000. The minimum liability of $8.8 million was reported as net of tax in 2003 whereas in 2002 the $8.2 million was reported as gross. The tax adjustment of $2.6 million was netted against the $623,000.

                                      F24

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

14.  EMPLOYEE BENEFIT PLANS (CONTINUED)

         Key assumptions of the United Kingdom plan were:

                                   2003          2002          2001
                                ----------    ----------    ----------
Measurement date                 Dec. 31       Dec. 31       Dec. 31

Actuarial valuation by           Mercers       Mercers       Mercers

Exchange rate                     1.7859        1.6097        1.4560

Weighted average assumptions:
Discount rate                       5.50%         6.00%         6.00%
Expected return on plan             6.91%         7.00%         7.00%
Rate of compensation increase       3.00%         3.50%         3.50%

Our subsidiary, Prestolite Indiel (Argentina), has a noncontributory unfunded pension plan which provides retirement benefits for nine former employees. The plan was established in June, 1987 and terminated in June 1995. The following provides a reconciliation of benefit obligations and funded status, based upon the most recent actuarial valuations (in thousands):

                                           2003     2002
                                          -----    ------
Change in benefit obligation:
Benefit obligation at beginning of year   $ 581    $ 1,189
Interest cost                                35         97
Actuarial loss                               33        116
Benefits paid                               (84)      (213)
Effect of exchange rate changes              84       (608)
                                          -----    -------
Benefit obligation at end of year         $ 649    $   581
                                          =====    =======
Funded status                             $(649)   $  (581)
Unrecognized transition obligation           83         78
Unrecognized actuarial loss                 177        122
                                          -----    -------
Net amount recognized                     $(389)   $  (381)
                                          =====    =======

                                           2003      2002
                                           -----     -----
Amounts recognized in the balance sheet:
Accrued benefit liability                  $(649)    $(581)
Intangible asset                              83        78
Accumulated other comprehensive loss         177       122
                                           -----     -----
                                           $(389)    $(381)
                                           =====     =====
Weighted average assumptions:
Discount rate                               6.25%     6.75%
                                           =====     =====

                                      F25

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

14. EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                                Year ended
                                              December 31       December 31       December 31
                                                  2003              2002             2001
                                            ---------------   ---------------   ---------------
Components of net periodic pension cost:
Interest cost                               $            35   $            97   $           151
Amortization of transition obligation                     8                20                28
                                            ---------------   ---------------   ---------------
                                            $            43   $           117   $           179
                                            ===============   ===============   ===============

         We provide for certain former United States employees post-retirement life insurance. This life insurance covers 200 employees with benefits ranging from $1,000 to $23,000 per individual. This coverage is insured at a current annual cost of $48,000. Although insured coverage during 2003 was restated as a result of an insurance carrier omission, no previous year actuarial valuation was completed.

         The following is the actuarial valuation of this life insurance coverage (in thousands):

                                                    2003
                                                   -------
Actuarial loss                                     $   444
Obligation at end of year                              444
                                                   =======
Fair value of plan assets                                -
                                                   =======

Funded status at end of year                          (444)
                                                   =======
Key assumptions used in the actuarial valuation:

Measurement date                                   Dec. 31
Weighted average assumptions:
Discount rate                                         6.25%

                                      F26

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

15. LEASES

         We lease certain office and manufacturing facilities, data processing equipment and automobiles under long-term operating lease agreements. In the current year, we entered into capital leases for certain manufacturing and engineering equipment and improvements related to real property. The leases expire on various dates through 2008. Future minimum lease payments for operating leases at December 31, 2003 were (in thousands):

OPERATING LEASES
----------------
      2004                                         $   846
      2005                                             607
      2006                                             503
      2007                                             186
      2008                                             172
                                                   -------
               Total                               $ 2,314
                                                   =======

         Rent expense for the operating leases of continuing operations was $1,510,000, $1,470,000, and $1,177,000 for the years ended December 31, 2003,
2002 and 2001.

         Scheduled payments on capital leases as of December 31, 2003 were (in thousands):

CAPITAL LEASES(YEAR ENDED DECEMBER 31)
-------------------------------------
2004                                                      $  675
2005                                                         143
2006                                                         128
2007                                                         113
2008                                                           -
2009                                                           -
                                                          ------
    Total minimum lease payments                           1,059
  Less - imputed interest                                     61
                                                          ------
    Present value of net minimum lease payments           $  998
                                                          ======

         The net book value, as of December 31, 2003 and 2002, of equipment under capital leases was $997,810 and $1,455,748, which is net of amortization of $634,186 and $500,370, respectively.

                                      F27

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

16. STOCK OPTIONS AND WARRANTS

         We have reserved 350,280 shares of common stock for issuance under the Prestolite stock option plan. Exercise prices were adjusted to $3.50 per share in 2002. No options have been exercised. Options vest 20 percent per year over five years but may not be exercised until 90 days following the effective date of a registration statement under the Securities Act of 1933 or upon receipt by PEI of a legal opinion that registration is not required. The exercise date may be accelerated upon a change of control. Options expire ten years from the date of grant.

         The changes in stock options outstanding for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                                      AVERAGE
                                                      EXERCISE
                                         OPTIONS       PRICE
                                        ----------   ----------
Outstanding at December 31, 2000           335,660   $    13.92
Granted                                      6,000   $    16.00
Forfeited                                  (15,000)  $    21.48
                                        ----------
Outstanding at December 31, 2001           326,660   $    13.61
Granted                                     31,288   $     3.50
Forfeited upon employment termination      (24,200)  $    18.12
Forfeited in conjunction with
    reduction  in exercise price          (111,234)  $        -
                                        ----------
Outstanding at December 31, 2002           222,514   $     3.50
Granted                                     10,000   $     5.00
Forfeited                                   (1,000)  $     3.50

                                        ----------
Outstanding at December 31, 2003           231,514   $     3.56
Exercisable at December 31, 2003                 -   $        -
                                        ==========
Vested at December 31, 2003                188,648   $     3.50
                                        ==========

         During 2001 we extended to January 30, 2004 the expiration date on options to purchase 58,760 shares at $5.00 per share. Those options would have expired in 2001, 2002 and 2003 had we not extended them. We recorded a charge of $646,000 in 2001 to recognize the difference between the fair market value and the aggregate exercise price of the options extended.

         During 2002 we reduced the number of options outstanding as part of a reduction in the exercise price of all options. This triggered "variable accounting" for these options and for the options issued during 2002. Under variable accounting, the increase or decrease in option value is recorded as expense or income in the current period. As a

                                      F28

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

16. STOCK OPTIONS AND WARRANTS (CONTINUED)

result of the decline of the estimated fair market value per share in 2002 we recorded a benefit of $313,000. Because of the increase in the estimated fair market value per share in 2003, we recorded a 2003 charge of $5.0 million related to stock options.

         During 2003 we extended to January 30, 2005 the expiration date on options to purchase 73,716 shares at $3.50 per share. Those options would have expired in 2004 had we not extended them. We also extended until June 30, 2004 certain options held by departing employees. Because we adopted variable accounting in 2002 and continued to use variable accounting with respect to options in 2003, no additional charge was associated with the extension.

         Information with respect to stock options outstanding at December 31, 2003 follows:

                                            AVERAGE
                    OPTIONS                REMAINING
  EXERCISE       OUTSTANDING AT           CONTRACTUAL
   PRICE        DECEMBER 31, 2003        LIFE (YEARS)
----------      -----------------        ------------
$   3.50               4,458                 0.50
$   3.50              99,161                 1.00
$   3.50              39,399                 2.00
$   3.50              24,551                 4.25
$   3.50               9,663                 5.50
$   3.50              11,324                 6.83
$   3.50               3,170                 7.75
$   3.50              29,788                 8.75
$   3.50              10,000                 9.25
                ------------
  Total              231,514
                ============

         During 2001 we did not recognize compensation expense on the issuance of our stock options because the option terms were fixed and the exercise price equaled the fair value of the underlying stock on the grant date.

         We have determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1995, under the fair value method of SFAS 123. Principal assumptions used in calculating the pro forma information were a 6% risk-free interest rate, a seven year expected life, zero percent volatility, zero percent yield and fair values of options granted of $16.00 in 2001.

                                      F29

               Prestolite Electric Holding, Inc. and Subsidiaries
                          Notes to Financial Statements

16. STOCK OPTIONS AND WARRANTS (CONTINUED)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Pro forma information follows (in thousands except for earnings per share information):

                                                    2001
                                                 ----------
Net income (loss), as reported                   $  (11,021)
Net income (loss), pro forma                     $  (11,141)

Earnings  (loss) per common share, as reported
    Basic and diluted                            $    (5.55)

Earnings (loss) per common share, pro forma
    Basic and diluted                            $    (5.61)

Proforma information is not shown for 2003 and 2002 because we are accounting for the options issued in those years on a variable accounting basis.

17. RELATED PARTY TRANSACTIONS

         We have a management consulting agreement with Genstar Investment Corporation ("GIC"); an affiliate of GIC controls 97.5% of the votes on our outstanding stock. Under the agreement, we pay GIC a management consulting fee. For the years ended December 31, 2003, 2002, and 2001, we charged $600,000, $600,000, and $600,000, respectively, to operations under this agreement. At both December 31, 2003 and 2002, $150,000 of these fees were accrued and unpaid.

18. LITIGATION AND CLAIMS

         Various legal actions and claims are pending or may be instituted or asserted in the future against us. The outcome of individual matters is not predictable at this time. The potential aggregate amount of liability at December 31, 2003 and 2002 with respect to these matters cannot be ascertained; however, we believe that any resulting unrecorded liability would not materially affect our future consolidated financial statements.

                                      F30

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

19. GUARANTEES AND WARRANTIES

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

         Prestolite provides warranties to its customers. We accrue the estimated future costs of those warranties at the time the sale occurs. Warranty reserve activity is summarized below (in thousands):

                        2003       2002
                       -------    -------
Beginning balance      $ 2,131    $ 1,666
Expense                  5,568      4,913
Credits to customers    (5,397)    (4,448)
                       -------    -------
  Ending balance       $ 2,302    $ 2,131
                       =======    =======

20. SEVERANCE

         We record severance expenses when plans are announced and employees notified. The severance charged to operations in the table below is related to personnel reductions primarily in the United Kingdom and in Argentina for both 2003 and 2002. The following is a summary of the severance charges and outlays (in thousands):

                                   2003        2002
                                  -------    -------
Beginning balance                 $ 1,915    $ 1,617
Severance charged to operations     1,765      2,853
Payments                           (2,779)    (1,990)
Currency change                       104       (565)
                                  -------    -------
  Ending balance                  $ 1,005    $ 1,915
                                  =======    =======

21. SEGMENT AND GEOGRAPHIC REPORTING

We operate in five geographic locations (including South Africa - see Note 3); each location's revenue and operating performance is managed and reported separately. We evaluate operating performance based on adjusted earnings before interest expense, taxes, depreciation, and amortization (Adjusted EBITDA). The Company defines Adjusted EBITDA as operating income plus depreciation, amortization, and other special charges. Corporate overhead and certain other charges are not allocated to the business/geographic units. Sales, assets and Adjusted EBITDA for those units are summarized below.

                                      F31

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

Sales are as follows (in thousands):

                               NORTH               SOUTH
                              AMERICA    EUROPE   AMERICA    AFRICA     ASIA        OTHER         TOTAL
                              --------  --------  --------   -------  --------   -----------   ----------
Sales to external customers,
based on country of domicile
    2003                      $103,762  $ 40,369  $ 19,591   $ 6,486  $ 24,942   $         -   $  195,150
    2002                      $ 92,817  $ 35,179  $ 11,568   $ 5,233  $ 22,464   $         -   $  167,261
    2001                      $ 76,248  $ 36,454  $ 30,740   $ 6,985  $  8,868   $         -   $  159,295

Long-lived assets
    2003                      $ 11,333  $ 14,071  $  2,222   $   761  $  2,200   $         -   $   30,587
    2002                      $ 11,726  $ 15,094  $  2,301   $ 1,233  $  2,678   $         -   $   33,032
    2001                      $ 12,413  $ 14,673  $  3,354   $ 1,084  $  2,307   $         -   $   33,831

Sales to external customers,
based on location of
customers
    2003                      $ 95,243  $ 37,499  $ 19,447   $ 6,441  $ 34,131   $     2,389   $  195,150
    2002                      $ 89,091  $ 32,294  $ 11,123   $ 4,258  $ 27,649   $     2,846   $  167,261
    2001                      $ 71,761  $ 32,911  $ 30,456   $ 7,175  $  5,532   $    11,460   $  159,295

                                                                                 Unallocated
Adjusted EBITDA                                                                      Costs
    2003                      $ 20,091  $  6,600  $  4,813   $  (799) $  6,277   $    (5,801)  $   31,181
    2002                      $ 16,812  $  4,516  $  3,608   $   116  $  5,772   $    (5,426)  $   25,398
    2001                      $ 13,292  $  5,792  $  1,012   $   523  $  1,999   $    (3,539)  $   19,079

         A reconciliation of Adjusted EBITDA to operating income follows (in thousands):

                                                 2003       2002        2001
                                               --------   --------    --------
Total Adjusted EBITDA for reporting segments   $ 31,181   $ 25,398    $ 19,079
Less:
      Depreciation and amortization               7,875      6,789       8,620
      Severance                                   1,765      2,853       4,599
      Gain on senior note transactions                -       (431)       (660)
      Option repurchase and extension costs       4,997       (313)        647
      Other expense (income)                        292         62         (78)
      South Africa writedown                      5,192          -           -
      Costs related to sale of company            1,130
      Argentina bad debt                              -                  1,500
      UK inventory reserve charge                     -          -         520
                                               --------   --------    --------
Operating income                               $  9,930   $ 16,438    $  3,931
                                               ========   ========    ========

                                      F32

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                                   SCHEDULE II

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES
                       VALUATIONS AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                                        ---------------------------------
                                        BALANCE AT         CHARGE TO          CHARGED                            BALANCE AT
                                        BEGINNING          COSTS AND         TO OTHER                               END
                                        OF PERIOD          EXPENSES          ACCOUNTS        DEDUCTIONS (1)      OF PERIOD
                                      ---------------   ---------------   ---------------   ---------------   ---------------
Allowance for Doubtful Accounts:

Year ended December 31, 2003          $         1,801   $           724                     $           974   $         1,551
Year ended December 31, 2002          $         2,138   $         1,095                     $         1,432   $         1,801
Year ended December 31, 2001          $         2,447   $           970                     $         1,279   $         2,138

Reserve for Inventory Obsolescence:

Year ended December 31, 2003          $         3,832   $         1,113                     $         1,468   $         3,477
Year ended December 31, 2002          $         3,488   $         1,630                     $         1,286   $         3,832
Year ended December 31, 2001          $         4,229   $         1,221                     $         1,962   $         3,488

------------
(1) Deductions related to the allowance for doubtful accounts relate to the write-off of uncollectable accounts and to changes to the reserves for the return of used parts. Deductions related to inventory obsolescence relate primarily to the disposal of obsolete inventory. Included in the inventory deductions in 2001 is $375,000 that relates to the Argentina devaluations and other exchange rate changes at the balance sheet dates of December 31, 2000 to December 31, 2001

                                      F33

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information as of December 31, 2003 with respect to our executive officers and directors:

          NAME                      AGE                             POSITION
-------------------------           ---    -------------------------------------------------------------------
P. Kim Packard                       65    President, Chief Executive Officer and Director
Peter  J. Corrigan                   45    Executive Vice President, Chief Operating Officer
Kenneth C. Cornelius                 59    Executive Vice President, Chief Financial Officer and Secretary
Dennis P. Chelminski                 51    Vice President, Controller, Treasurer and Assistant Secretary
Michael Lea                          60    Vice President and Division President, Heavy Duty Products Division
John Jenkins                         45    Corporate Vice President and Managing Director, Heavy  Duty Europe
Kenneth C. Wilson                    56    Vice President Manufacturing Services
Richard D. Paterson (a)(b)           61    Chairman of the Board and Director
Ross J. Turner (b)                   73    Director
John A. West (a) (b)                 76    Director

-----------
(a) Member of audit committee

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

         Peter J. Corrigan joined Prestolite in 1992 as Director of Quality Assurance in the Corporate Office. Subsequently he was promoted to Vice President of Engineering, Vice President of Operations and Corporate Vice President of Sales and Marketing. Mr. Corrigan was named President of our subsidiary in Argentina, Prestolite Electric Indiel, in 2001. In 2003 Mr. Corrigan was promoted to Executive Vice President/Chief Operating Officer. Mr. Corrigan holds a BA in Physics from Wake Forest University and an MBA from Case Western Reserve University.

         Kenneth C. Cornelius began service as our Executive Vice President and Chief Financial Officer in August 1992 and has been our Secretary since 1993. Previously, he was Chief Financial Officer with M-C Industries for three years after spending 17 years with Maremont Corporation in various financial positions, including eight years as Vice President and Chief Financial Officer. Mr. Cornelius holds a B.A. from Carleton College and an M.B.A. from the University of Michigan.

         Dennis P. Chelminski began service as our Controller, Treasurer and Assistant Secretary in February 1992. He was named Corporate Vice President in 2001. He held the position of our Chief Accounting Officer from October 1991 to February 1992 and was our Manager of

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

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

         Richard D. Paterson has been a director and Chairman of the board of directors since 1991. Mr. Paterson has been Executive Vice President and a director of Genstar Investment Corporation, an affiliate of Genstar Capital ULC, since 1987 and was a director of the predecessor of Genstar Capital ULC from 1988 through August 1995. In addition, he is currently a director of a number of privately held corporations.

         Ross J. Turner has been a director since 1991. Mr. Turner has been Chairman of the board of directors of Genstar Investment Corporation since 1987 and was a director of the predecessor of Genstar Capital ULC from 1988 through August 1995. He is currently a director of a number of privately held corporations.

         John A. West has been a director since 1991. Mr. West has been Executive Vice President and a director of Genstar Investment Corporation, an affiliate of Genstar Capital ULC, since 1987 and was a director of the predecessor of Genstar Capital ULC from 1988 through August 1995. In addition, he is currently a director of a number of privately held corporations.

BOARD OF DIRECTORS

         Directors are elected annually to serve until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers are appointed by, and serve at the discretion of, our board of directors. None of the executive officers or directors is related by blood, marriage or adoption to any other executive officer or director.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

Board Committees

         Our Board of Directors currently has an audit committee and a compensation committee. The audit committee consists of Richard D. Paterson and John A. West. The Board of Directors has determined that Mr. Paterson is considered an audit committee financial expert. Both Mr. Paterson and Mr. West are affiliated with Genstar Investment Corporation as described in Item 13 and therefore are not considered independent.

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

CODE OF ETHICS

         The Company's Code of Business Ethics, which applies to all employees, officers and directors including the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, is posted on the Company's intranet site. The Code of Business Ethics is compliant with Item 406 of Regulation S-K as required by the SEC. Any change to the Code of Business Ethics that affects the provisions required by Item 406 of Regulation S-K will also be disclosed on our intranet and in an 8-K Current Report within five business days following such amendment. Any waivers of the Code of Business Ethics for our executive officers or senior financial officers must be approved by the Company's Audit Committee or by the Board of Directors. Those waivers, if any were ever granted, would be disclosed on our intranet and in an 8-K Current Report within five business days following such waiver. Our Code of Business Ethics is filed with this Form 10-K as Exhibit 99.1.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid for the years ended December 31, 2003, 2002, and 2001 to the Chief Executive Officer and the four other highest compensated employees who were serving as executive officers at December 31, 2003:

                                                               Other Annual     Long-Term     All Other
      Name and                                                 Compensation   Compensation  Compensation
 Principal Position       Year     Salary ($)    Bonus ($)(a)    ($) (b)        Awards (c)    ($) (d)
 ------------------       ----     ----------    ------------  ------------   ------------  ------------
P. Kim Packard            2003      429,808         350,000               -              -        87,110
President and             2002      405,000         120,000               -              -        14,500
Chief Executive Officer   2001      404,642          70,000               -              -        13,450

Kenneth C. Cornelius      2003      209,928         135,000               -              -         8,351
Executive Vice President  2002      200,567          46,500               -              -         8,267
Chief Financial Officer   2001      192,000          38,000               -              -        34,678

Peter J. Corrigan         2003      189,034          90,000               -              -         5,579
Executive Vice President  2002      153,400          27,000               -              -         5,369
Chief Operating Officer   2001      133,154           8,000               -              -         4,660


Michael Lea               2003      164,937          80,000               -              -        53,406
Vice President and        2002      156,744          25,000               -              -        27,020
Division President        2001      150,000               -               -              -        39,764

Kenneth C. Wilson         2003      160,372          70,000               -              -         5,825
Vice President            2002      153,400          14,000               -              -         4,187
Manufacturing Services    2001      106,761               -               -              -             -

(a) Amounts in 2003, 2002 and 2001 reflect bonuses earned during 2002, 2001 and 2000 but paid during 2003, 2002 and 2001 respectively. Amounts earned in 2003 have not yet been determined.

(b) Other annual compensation in the form of perquisites and other personal benefits has been omitted where aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for the officer for the year.

(c) The company did not make any long-term incentive awards in 2003, 2002, or 2001.

(d) Amounts in 2003, 2002, and 2001 reflect (i) premiums paid for life insurance coverage in excess of $50,000, (ii) contribution to our United Kingdom pension plan and national health plan for Mr. Lea, and pursuant to our 401(k) plan for the other four individuals, (iii) for Messrs. Packard (2002 and 2001) and Cornelius (2001), interest on deferred compensation (Mr. Packard - $7,500; Mr. Cornelius - $2,500) payable pursuant to a Deferred Compensation Agreement between us and each of Messrs. Packard and Cornelius, (iv) payment of deferred compensation for Mr. Packard (2003) of $75,000, Mr. Cornelius (2001) of $25,000 and (v) tax equalization payments in 2003, 2002 and 2001 to Mr. Lea of $12,648, $8,896, and $20,522 respectively.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

OPTION CHANGES IN LAST FISCAL YEAR

         During 2003 the Company extended to January 30, 2005 the expiration date on options to purchase 73,716 shares at $3.50 per share. Those options would have expired in 2004 had they not been extended. The Company also extended until June 30, 2004 certain options held by departing employees. Because the Company adopted variable accounting in 2002 and continues to use variable accounting with respect to options in 2003, no additional charge was associated with this extension.

OPTION GRANTS IN LAST FISCAL YEAR

         The table below summarizes the options granted in 2003.

                                                                                         Potential
                                                                                     Realization Value
                             Number of     % of Options                              at Assumed Rates of
                             Securities     Granted to     Exercise                      Stock Price
                             Underlying    Employees in   Price per    Expiration     Appreciation for
Name                          Options          2003       Share (a)       Date        Option Term (b)
----                          -------          ----       ---------       ----        ---------------
                                                                                           5%       10%
                                                                                     -------   -------
Peter J. Corrigan             10,000          100.0%       $5.00       4/1/2013      $31,445   $79,685

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table summarizes the exercise of options during the year ended December 31, 2003 and number and value of all unexercised options held by certain executive officers as of December 31, 2003.

                          Shares       Value      Number of Securities       Value of Unexercised
                       Acquired on    Realized   Underlying Unexercised    In-The-Money Options at
         Name          Exercise (#)     ($)       Options at FY-End (#)            FY-End ($) (a)
--------------------   ------------   --------  -------------------------  --------------------------
                                                Exercisable Unexercisable  Exercisable  Unexercisable
                                                ----------- -------------  -----------  -------------
P. Kim Packard              -             -         116,304         6,196    3,287,914        175,161
Peter J. Corrigan           -             -           9,949        11,351      281,258        305,893
Kenneth C. Cornelius        -             -          23,323         9,177      659,340        259,434
Michael Lea                 -             -          16,397         1,203      463,542         34,009
Kenneth C. Wilson           -             -           1,002         1,898       28,326         53,657

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

(a) Value is based upon the fair market value of our common stock as of December 31, 2003 determined by our board of directors, minus the exercise price. Fair market value was determined by our board of directors based upon our historical and projected financial performance.

MANAGEMENT STOCK OPTION PLAN

         In 1998, the PEI Holding, Inc. Management Stock Option Plan was amended and restated. The Management Stock Option Plan is designed to provide an incentive to those designated employees to continue in their employment and to increase their efforts for our success. The designated employees are selected in the sole discretion of the compensation committee of our board of directors. As of December 31, 2003, a total of 350,280 shares of our common stock were reserved for issuance under the Management Stock Option Plan.

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

         In the event of a merger or consolidation (subsequent to which our present stockholders own less than 50% of the voting stock of the surviving entity), a sale of all or substantially all of our assets to an entity not affiliated with Genstar Capital ULC, or our dissolution or liquidation, then the compensation committee may provide for the vesting of up to all options outstanding within 30 days of such event or authorize a cash payment to each option holder equal to the excess of the fair market value of the shares of common stock subject to such holder's option over the applicable exercise price. The options are subject to anti-dilution provisions in the event of a change in our capital structure.

      Options outstanding and remaining available for future issuance under all equity compensation plans of the Company are summarized below.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                             Number of                              Number of common shares
                          common shares to        Weighted           remaining available for
                           be issued upon     average exercise        future issuance under
                             exercise of          price of          equity compensation plans
                             outstanding        outstanding            excluding securities
                              options             options           reflected in column (a)
     Plan Category               (a)                 (b)                      (c)
----------------------    ----------------    ----------------     --------------------------
Equity compensation            231,514              $3.565                   118,766
   plans approved by
   security holders

Equity compensation              none                 n/a                     none
   plans not approved
   by security holders

      Total                    231,514              $3.565                   118,766

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

         Each of the agreements provides that if the individual's employment is terminated within twelve months following a change of control (as defined in the employment agreements) for any reason other than for cause, he would be entitled to receive an additional one year period of salary and benefits following the expiration of the salary and benefits the employee is entitled to receive in the event of termination for any other reason.

         Any benefits payable under the agreements will be payable at such time and in such manner as if the employee remained employed, and such benefits shall continue notwithstanding re-employment and/or death of the employee following termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2003 by each person or entity known by us to own beneficially 5% of more of our common stock, each director and certain of our executives, officers and all executive officers and directors as a group. As of March 15, 2003, there were 1,969,000 shares of our common stock outstanding.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

                             Name                                             Number (a)    Percent (a)
                             ----                                             ----------    -----------
Genstar Capital ULC (b)                                                       1,920,000       97.5%
North Bay Limited (c)                                                           178,580        9.1
Crown Life Insurance Company (c)                                                142,880        7.3
P. Kim Packard (d)                                                              133,304        6.4
Paul Capital Partners VI Holdings (c)                                           107,140        5.4
Kenneth C. Cornelius (e)                                                         31,323        1.6
Michael Lea (f)                                                                  24,397        1.2
Dennis P. Chelminski (g)                                                         19,101        1.0
Peter J. Corrigan (h)                                                            17,949         *
John Jenkins (i)                                                                  2,051         *
Kenneth C. Wilson (j)                                                             1,002         *
Richard D. Paterson (c) (k)                                                      89,300        4.5
Ross J. Turner (c) (k)                                                           89,300        4.5
John A. West (c) (k)                                                             89,300        4.5
All executive officers and directors as a group (10 persons) (l)                318,428       14.8

---------
* Less than 1%

(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2004, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(b) On January 22, 2002, the shares of Prestolite Holding, Inc. formerly held by Genstar Capital ULC were distributed to the 39 shareholders of Genstar Capital ULC. Those shares were placed into a trust. Under the terms of the trust agreement, all voting power associated with the shares is exercised by Genstar Capital ULC. Among the shares so distributed were 89,300 distributed to Genstar Investment Corporation.

(c) Voting rights associated with these shares have been ceded to Genstar Capital ULC.

(d) Consists of 17,000 shares of common stock and 116,304 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2004. Does not include 6,196 shares issuable upon exercise of options which vest more than 60 days after March 15, 2004.

(e) Consists of 8,000 shares of common stock and 23,323 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2004. Does not include 9,177 shares issuable upon exercise of options which vest more than 60 days after March 15, 2004.

(f) Consists of 8,000 shares of common stock owned by Mrs. Rhonda Lea, Mr. Lea's wife, as to which Mr. Lea may be deemed to be beneficial owner and 16,397 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2004. Does not include 1,203 shares issuable upon exercise of options which vest more than 60 days after March 15, 2004.

(g) Consists of 8,000 shares of common stock and 11,101 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2004. Does not include 899 shares issuable upon exercise of options which vest more than 60 days after March 15, 2004.

(h) Consists of 8,000 shares of common stock and 9,949 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2004. Does not include 11,351 shares issuable upon exercise of options which vest more than 60 days after March 15, 2004.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

(i) Consists of 2,051 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2004. Does not include 1,149 shares issuable upon exercise of options which vest more than 60 days after March 15, 2004.

(j) Consists of 1,002 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2004. Does not include 1,898 shares issuable upon exercise of options which vest more than 60 days after March 15, 2004.

(k) Consists of 89,300 shares of common stock owned by Genstar Investment Corporation as to which Messrs. Paterson, Turner and West may be deemed to be beneficial owners. Excludes the remaining shares of Common Stock controlled by Genstar Capital ULC as to which Messrs. Paterson, Turner and West disclaim beneficial ownership. See Item 13. "Certain Relationships and Related Transactions." Genstar Capital ULC controls 87.3% of our common stock on a fully-diluted basis.

(l) Amount shown includes an aggregate of 318,428 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2004. Does not include an aggregate of 31,872 shares issuable upon exercise of options which vest more than 60 days after March 15, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Three of our directors, Messrs. Paterson, Turner and West, are executive officers and shareholders of Genstar Investment Corporation. Genstar Investment Corporation manages Genstar Capital ULC and owns 89,300 of our outstanding shares.

         We have a management agreement with Genstar Investment Corporation under which Genstar Investment Corporation has agreed to provide Prestolite with ongoing management and financial advisory services. Payments are made quarterly. In 2001, 2002 and 2003, Prestolite paid management and advisory fees of $600,000, plus out-of-pocket expenses, to Genstar Investment Corporation.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

ITEM 14. AUDIT ISSUES

AUDIT FEES.

         PricewaterhouseCoopers LLP served as our independent accountants for the years ended December 31, 2003 and 2002 in North America, the United Kingdom, China and South Africa. Deloitte and Touche LLP served as the independent accountant in Argentina and also as our tax accountants in the United States.

         Amounts paid for these services is detailed below:

                                  2003           2002
                                --------      ---------
Audit                           $503,555      $ 419,376

Audit related                     62,934         24,200

Tax                              240,298        218,267

Other                             93,683              -
                                --------      ---------
                                $900,470      $       -
                                ========      =========

         Audit fees were for professional services rendered in connection with the audits and quarterly reviews of the subsidiaries and consolidated financial statements of the Company, review of and preparation of consents for registration statements with the Securities and Exchange Commission and country statutory audits.

         Audited related fees were for assurance and services related to employee benefit plan audits. Audit related fees for the year ended December 31, 2003 include fees related to internal audit reviews.

         Tax fees related to services for tax compliance and consulting.

         All other fees for 2003 include the tax consulting as it related to the sale of the Company.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES.

         At their regularly scheduled and special meetings the Audit Committee of the Board of Directors considers and pre-approves any audit and non-audit services to be performed for the Company by the Company's independent accountants.

         Promptly after July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors approved all non-audit services being performed at that time by the Company's principal accountant and adopted is pre-approval policies and procedures as set forth above.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS OF FORM 8-K

(a)      Financial Statements

Consolidated Balance Sheet as of December 31, 2003 and 2002......................................    Part II, Item 8

Consolidated Statement of Operations for each of the years in the three year
         period ended December 31, 2003..........................................................    Part II, Item 8

Consolidated Statement of Stockholders' (Deficit) Equity for each of the three
         years in the three year period ended December 31, 2003..................................    Part II, Item 8

Consolidated Statement of Cash Flows for each of the three years in the three
         year period ended December 31, 2003.....................................................    Part II, Item 8

Notes to the Consolidated Financial Statements...................................................    Part II, Item 8

Independent Accountant's Report..................................................................    Part II, Item 8

Schedule II  -Valuation and Qualifying Accounts..................................................    Part II, Item 8

(b)      Reports on form 8-K.

         The following reports have been filed on Form 8-K in the fourth quarter of 2003 and in the first quarter of 2004 prior to filing of this Form 10-K:

         Current Report (8-K), dated November 12, 2003, reporting the issuance of Prestolite's third quarter and first nine months of 2003 earnings press release, the subsequent distribution to select contacts, and the posting of this press release to Prestolite's web site. This Form 8-K was accepted by the SEC on November 14, 2003.

         Current Report (8-K), dated January 26, 2004, reporting the issuance of a press release announcing the sale of a manufacturing facility in the United Kingdom and the separate and unrelated closing of South African operations, the subsequent distribution of this press release to select contacts, and the posting of this press release to Prestolite's web site. This Form 8-K was accepted by the SEC on January 26, 2004.

         Current Report (8-K), dated March 5, 2004, reporting the issuance of a press release announcing that Genstar Capital, ULC and Prestolite Electric Holding, Inc. had signed a definitive agreement with First Atlantic Capital, Ltd. to sell Prestolite Electric. This press release also announced that upon closing this sale transaction, Prestolite would call its 9 5/8% Senior Notes Due 2008 for redemption. This press release was subsequently distributed to select contacts and added to Prestolite's web site.

         Current Report (8-K), dated March 15, 2004, reporting the issuance of Prestolite's 2003 year end earnings press release, the subsequent distribution of that press release to select contacts, and the addition of this press release to Prestolite's web site.

               PRESTOLITE ELECTRIC HOLDING, INC. AND SUBSIDIARIES

(c)  Exhibits.


Exhibit
Number                                   Description
------                                   -----------
31.1      Certification on the chief Executive Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.

31.2      Certification of the Chief Financial Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.

32.1      Certification of Chief Executive Officer pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

32.2      Certification of Chief Financial Officer pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

99.1      Prestolite Electric's Code of Business Ethics dated November XX, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prestolite Electric Holding, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ann Arbor, State of Michigan on the 19th day of March, 2004.

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

       SIGNATURES                                         TITLE                               DATE
       ----------                                         -----                               ----
   /s/ P. Kim Packard                    President, Chief Executive Officer                March 19, 2004
----------------------------              (principal executive officer)
     P. Kim Packard                       Director

 /s/ Richard D. Paterson                 Chairman of the Board, Director                   March 19, 2004
----------------------------
   Richard D. Paterson

/s/ Kenneth C. Cornelius                 Senior Vice President, Chief                      March 19, 2004
----------------------------              Financial Officer (principal
  Kenneth C. Cornelius                    accounting and financial officer)
                                          and Secretary

   /s/ Ross J. Turner                    Director                                          March 19, 2004
----------------------------
     Ross J. Turner

    /s/ John A. West                     Director                                          March 19, 2004
----------------------------
      John A. West

                                  Exhibit Index

Exhibit No.                            Description
-----------                            -----------
   31.1           Certification on the chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2           Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1           Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

   32.2           Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

   99.1           Prestolite Electric's Code of Business Ethics dated November
                  XX, 2003.